Form 10QSB
period 1995-06-30
ANGELES PARTNERS IX
filed 1995-08-09
CIK 313499

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)


                       U.S. Securities and Exchange Commission
                               Washington, D.C. 20549

                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995

                                         or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period.........to.........

                           Commission file number 0-9704


                               ANGELES PARTNERS IX
          (Exact name of small business issuer as specified in its charter)


               California                                      95-3417137
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
            Greenville, South Carolina                            29602
      (Address of principal executive offices)                  (Zip Code)

                      Issuer's telephone number (803) 239-1000


      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
      requirements for the past 90 days.  Yes  X  .  No      .

                     PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

      a)                         ANGELES PARTNERS IX

                             CONSOLIDATED BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995


       Assets
          Cash:

             Unrestricted                                            $   502,827

             Restricted--tenant security deposits                        176,107
          Accounts receivable                                             27,982

          Escrow for taxes and insurance                                 290,113

          Restricted escrows                                             538,579

          Other assets                                                   667,182
          Investment properties:

             Land                                     $  3,082,586

             Buildings and related personal
                property                                31,426,682

                                                        34,509,268
             Less accumulated depreciation             (18,384,529)   16,124,739

                                                                     $18,327,529

       Liabilities and Partners' Capital (Deficit)
       Liabilities

          Accounts payable                                           $   149,119

          Tenant security deposits                                       177,846

          Accrued taxes                                                  253,828
          Other liabilities                                              306,941

          Mortgage notes payable                                      19,277,503


       Partners' Deficit
          General partners                            $   (193,410)

          Limited partners (19,975 units
             issued and outstanding)                    (1,644,298)   (1,837,708)
                                                                     $18,327,529

                   See Accompanying Notes to Financial Statements

      b)                        ANGELES PARTNERS IX

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                          Three Months Ended             Six Months Ended
                                                June 30,                    June 30,
                                         1995           1994           1995           1994

       Revenues:
         Rental income                $1,703,014     $1,639,430     $3,352,124     $3,269,120

         Other income                     89,753         75,099        168,671        142,515

          Total revenues               1,792,767      1,714,529      3,520,795      3,411,635
       Expenses:

         Operating                       612,118        572,149      1,125,778      1,039,502

         General and administrative       54,257         42,597        105,013         73,880

         Property management fees         89,086         85,537        175,280        169,678
         Maintenance                     262,074        249,246        491,411        475,211

         Depreciation                    389,815        348,651        768,610        693,321

         Interest                        461,068        460,164        923,250        920,816

         Property taxes                  103,127         86,338        208,324        189,137
             Total expenses            1,971,545      1,844,682      3,797,666      3,561,545


       Loss on disposal of
         property                             --           (435)            --           (435)


             Net loss                 $ (178,778)    $ (130,588)    $ (276,871)    $ (150,345)



       Net loss allocated
          to general partners (1%)    $   (1,788)    $   (1,306)    $   (2,769)    $   (1,503)

       Net loss allocated
          to limited partners (99%)     (176,990)      (129,282)      (274,102)      (148,842)
                                      $ (178,778)    $ (130,588)    $ (276,871)    $ (150,345)

       Net loss per limited
         partnership unit             $    (8.86)    $    (6.46)    $   (13.72)    $    (7.44)



                   See Accompanying Notes to Financial Statements

      c)                         ANGELES PARTNERS IX

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)




                                          Limited
                                        Partnership   General      Limited
                                            Units     Partners     Partners          Total


       Original capital contributions      20,000    $   1,000    $20,000,000     $20,001,000

       Partners' deficit at
          December 31, 1994                19,975    $(190,641)   $(1,370,196)    $(1,560,837)

       Net loss for the six months
          ended June 30, 1995                  --       (2,769)      (274,102)       (276,871)

       Partners' deficit at
          June 30, 1995                    19,975    $(193,410)   $(1,644,298)    $(1,837,708)



                   See Accompanying Notes to Financial Statements

      d)                         ANGELES PARTNERS IX

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                              Six Months Ended
                                                                    June 30,
                                                              1995           1994

       Cash flows from operating activities:
          Net loss                                         $(276,871)     $(150,345)

          Adjustments to reconcile net loss to
           net cash provided by operating activities:

             Depreciation                                    768,610        693,321
             Amortization of discounts and loan costs         70,536         65,319

             Loss on disposal of property                         --            435

             Change in accounts:

              Restricted cash                                 (5,743)        (3,698)
              Accounts receivable                              6,097         59,097

              Escrows for taxes and insurance                 57,411       (122,090)

              Other assets                                    (6,500)        (5,656)

              Accounts payable                              (226,993)       (34,656)
              Tenant security deposit liabilities              9,905         (3,411)

              Accrued taxes                                  (13,334)        87,021

              Other liabilities                               31,270        (31,021)

                  Net cash provided by
                      operating activities                   414,388        554,316
       Cash flows from investing activities:

          Property improvements and replacements            (358,202)      (230,876)

          Deposits to restricted escrows                     (16,895)       (54,966)

          Receipts from restricted escrows                   273,848         48,591
                  Net cash used in investing
                      activities                            (101,249)      (237,251)



                   See Accompanying Notes to Financial Statements

      d)                         ANGELES PARTNERS IX

                                     (Unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                             1995            1994

       Cash flows from financing activities:
          Payments on mortgage notes payable              $(115,863)      $(106,050)

                  Net cash used in financing
                      activities                           (115,863)       (106,050)


       Net increase in cash                                 197,276         211,015

       Cash at beginning of period                          305,551         272,754

       Cash at end of period                              $ 502,827       $ 483,769

       Supplemental disclosure of cash
          flow information:
          Cash paid for interest                          $ 852,714       $ 862,528



                   See Accompanying Notes to Financial Statements

      e)                         ANGELES PARTNERS IX

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

      Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust

         Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, has provided a second trust deed loan which is secured by the Partnership's real property known as Panorama Terrace. Total interest expense for this loan was $14,063 for the six months ended June 30, 1994, and June 30, 1995.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the

                                    ANGELES PARTNERS IX

                                NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)



      Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust-continued

      end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, which is the date of execution of a definitive Settlement Agreement, have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership was organized to acquire and hold the obligations evidencing the working capital loan previously provided to the Partnership by Angeles Capital Investments, Inc. ("ACII"). Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a 1/2% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         The Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles Corporation concerning the Partnership's indebtedness to AAP. The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. The General Partner anticipates resolution in favor of the Partnership, however, such resolution cannot be assured at this time.

         While a plan of reorganization in the Angeles bankruptcy case was confirmed in March 1995, Angeles reserves the right to object to certain claims and, accordingly, the claim described above has not yet been resolved.

                                          ANGELES PARTNERS IX

                                     NOTES TO FINANCIAL STATEMENTS
                                              (Unaudited)



      Note C - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. (See Note B for additional discussion concerning transactions with AMIT and AAP, affiliates of the General Partner.)

         The following transactions with the General Partner and affiliates for the six months ended June 30, 1995 and 1994 are as follows:



                                                         1995               1994
       Property management fees                        $175,280           $169,678
       Reimbursement of services of affiliates           68,897             21,132


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                              Average
                                                             Occupancy

       Property                                          1995        1994
       The Pines of Northwest Crossing Apartments
          Houston, Texas                                   85%         95%
       Panorama Terrace Apartments
          Birmingham, Alabama                              98%         95%

       Forest River Apartments
          Gadsden, Alabama                                 97%         94%

       Village Green Apartments
          Montgomery, Alabama                              96%         97%

       The Greens Apartments
          San Antonio, Texas                               93%         90%

         In an attempt to address the occupancy decline at The Pines, the General Partner has instructed the property manager to offer concessions, such as discounts on rents based on the size of the leased units and length of lease, as well as reduced required security deposits. In addition, the General Partner is in the process of upgrading the interiors of the units as cash reserves allow. The General Partner attributes the increase in occupancy at Panorama Terrace to increasing interest rates deterring tenants from buying homes. Furthermore, the increase in occupancy at Forest River Apartments is due to extensive exterior renovations and increased rental rates, which have attracted a more stable clientele than the students which have historically made up 30-35% of the tenants. Finally, the General Partner attributes the increase in occupancy at The Greens to an aggressive concession program which included a reduced move-in cost program in the first quarter.

         The Partnership's net loss for the six months ended June 30, 1995, was $276,871 with the second quarter having a loss of $178,778. The Partnership had losses of $150,345 and $130,588 for the corresponding periods of 1994. The increased loss is primarily attributable to increased operating expenses. Operating expenses increased due to increases in resident concessions, resident relations costs, training and travel expense and insurance expense. Concessions, as discussed previously, increased in an attempt to increase occupancy at The Greens and The Pines. Resident relations costs, which are special items provided to tenants, such as greeting baskets and free video rentals, increased in an attempt to retain tenants. Training and travel expense increased due to participation in various training courses and seminars by several properties' personnel. Finally, insurance expense increased due to new premiums at higher rates with additional coverage which began in the second quarter of 1994. Also contributing to the overall increase in net loss was increased general and administrative expenses resulting from increased cost reimbursements for the

      General Partner. In addition, depreciation expense increased due to the addition of approximately $1,000,000 in fixed assets in 1994 resulting from property improvement activity as required by refinancing agreements and other efforts to improve the overall interior and exterior appearance of the apartment complexes. Offsetting these increased expenses was an increase in rental revenue due to increased rental rates at all of the properties and increased occupancy at four of the properties as noted above. In addition, other income increased primarily due to stricter enforcement of various tenant charges, such as legal fees, cleaning and damage charges, and late charges, as well as increased interest income earned on capital reserve accounts.

         As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

         At June 30, 1995, the Partnership had unrestricted cash of $502,827 compared to $483,769 at June 30, 1994. Net cash provided by operating activities decreased primarily as a result of the decrease in accounts payable due to the accrual at December 31, 1994, for property improvements at The Greens Apartments. Also contributing to this change was the increased net loss as discussed above. In addition, accrued taxes decreased resulting from the timing of property tax payments for The Pines of Northwest Crossing. This change is offset by the receipt of cash from escrows for taxes and insurance to fund the tax payments. The change in accounts receivable decreased between the first six months of 1994 and the first six months of 1995 due to the refund in January 1994 of Forest River's tax escrow held by the previous mortgage company. Finally, other liabilities increased primarily due to the timing of rental collections and the accrual of General Partner cost reimbursements. Net cash used in investing activities decreased primarily due to the receipt of funds from the restricted escrows in 1995 to cover improvements at the properties. Net cash used in financing activities increased due to an increase in principal paid on mortgage notes.

         The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,277,503, net of discount, is amortized over varying periods with required balloon payments ranging from May 1997 to October 15, 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage notes) into the Reserve Account until the $1,000 per apartment unit is funded for each respective property. No cash distributions were paid during fiscal 1994 or during the first six months of fiscal 1995. At this time, the General Partner does not anticipate a cash distribution during 1995.

                             PART II - OTHER INFORMATION


      ITEM 1. LEGAL PROCEEDINGS


         The Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles Corporation concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleges that, instead of causing the Partnership to pay AAP on account of such debt, Angeles, either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. The General Partner anticipates resolution in favor of the Partnership, however, such resolution cannot be assured at this time.

         While a plan of reorganization in the Angeles bankruptcy case was confirmed in March 1995, Angeles reserves the right to object to certain claims and, accordingly, the claim described above has not yet been resolved.

         The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature except as noted above. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              a) Exhibits:  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

              b) Reports on Form 8-K: None filed during the quarter ended
                 June 30, 1995.

                                     SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ANGELES PARTNERS IX

                                         By: Angeles Realty Corporation
                                             General Partner



                                         By:/s/ Carroll D. Vinson
                                            Carroll D. Vinson
                                            President




                                         By:/s/ Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Controller and
                                            Principal Accounting Officer


                                         Date: August 9, 1995