Form 10QSB
period 1995-09-30
ANGELES PARTNERS IX
filed 1995-11-08
CIK 313499

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


                For the quarterly period ended September 30, 1995

                                       or

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




                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

a)                             ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                               September 30, 1995
 Assets
    Cash:
       Unrestricted                                              $   444,226
       Restricted--tenant security deposits                          173,546
    Investments                                                       25,147
    Accounts receivable                                               29,529
    Escrow for taxes and insurance                                   389,010
    Restricted escrows                                               510,998
    Other assets                                                     636,420
    Investment properties:
       Land                                       $  3,082,586
       Buildings and related personal
          property                                  31,630,320

                                                    34,712,906
       Less accumulated depreciation               (18,777,743)   15,935,163

                                                                 $18,144,039

 Liabilities and Partners' Capital (Deficit)
 Liabilities
    Accounts payable                                             $   147,256
    Tenant security deposits                                         173,862
    Accrued taxes                                                    359,774
    Other liabilities                                                273,088
    Mortgage notes payable                                        19,222,014

 Partners' Capital (Deficit)
    General partners                              $   (195,352)
    Limited partners (19,975 units
       issued and outstanding)                      (1,836,603)   (2,031,955)

                                                                 $18,144,039

[FN]

                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS IX

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three Months Ended            Nine Months Ended
                                       September 30,                 September 30,
                                   1995           1994            1995           1994
 Revenues:
   Rental income                $1,695,780     $1,641,359      $5,047,904     $4,910,479
   Other income                    109,301        109,243         277,972        251,758
    Total revenues               1,805,081      1,750,602       5,325,876      5,162,237
 Expenses:
   Operating                       580,497        530,533       1,706,275      1,570,035
   General and administrative       50,285         43,037         155,298        116,917
   Property management fees         88,927         85,385         264,207        255,063
   Maintenance                     317,832        359,494         809,243        834,705
   Depreciation                    397,428        361,188       1,166,038      1,054,509
   Interest                        458,412        462,296       1,381,662      1,383,112
   Property taxes                  105,947        102,018         314,271        291,155
       Total expenses            1,999,328      1,943,951       5,796,994      5,505,496

 Gain on disposal of property           --         10,864              --         10,429

       Net loss                 $ (194,247)    $ (182,485)     $ (471,118)    $ (332,830)

 Net loss allocated
    to general partners (1%)    $   (1,942)    $   (1,825)     $   (4,711)    $   (3,328)
 Net loss allocated
    to limited partners (99%)     (192,305)      (180,660)       (466,407)      (329,502)
                                $ (194,247)    $ (182,485)     $ (471,118)    $ (332,830)

 Net loss per limited
   partnership unit             $    (9.63)    $    (9.03)     $   (23.35)    $   (16.48)

[FN]

                   See Accompanying Notes to Financial Statements

c)                               ANGELES PARTNERS IX

          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                    (Unaudited)


                                    Limited
                                  Partnership    General     Limited
                                     Units      Partners     Partners           Total

 Original capital contributions     20,000     $   1,000    $20,000,000     $20,001,000
 Partners' deficit at
    December 31, 1994               19,975     $(190,641)   $(1,370,196)    $(1,560,837)
 Net loss for the nine months
    ended September 30, 1995            --        (4,711)      (466,407)       (471,118)
 Partners' deficit at
    September 30, 1995              19,975     $(195,352)   $(1,836,603)    $(2,031,955)

[FN]
                   See Accompanying Notes to Financial Statements

d)                               ANGELES PARTNERS IX

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                          1995           1994
 Cash flows from operating activities:
    Net loss                                          $ (471,118)    $  (332,830)
    Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation                                    1,166,038       1,054,509
       Amortization of discounts and loan costs          105,910          98,499
       Gain on disposal of property                           --         (10,429)
       Change in accounts:
        Restricted cash                                   (3,182)         (6,417)
        Accounts receivable                                4,550          48,049
        Escrows for taxes and insurance                  (41,486)       (230,465)
        Other assets                                      (4,523)          6,041
        Accounts payable                                (228,856)        (44,399)
        Tenant security deposit liabilities                5,921          (4,422)
        Accrued taxes                                     92,612         177,341
        Other liabilities                                 (2,583)         21,466
          Net cash provided by operating activities      623,283         776,943

 Cash flows from investing activities:
    Property improvements and replacements              (568,031)     (1,061,224)
    Cash invested in short-term investments              (25,147)             --
    Deposits to restricted escrows                       (22,910)       (116,965)
    Receipts from restricted escrows                     307,444         584,222
    Insurance proceeds from casualty                          --          75,948
          Net cash used in investing activities         (308,644)       (518,019)

 Cash flows from financing activities:
    Payments on mortgage notes payable                  (175,964)       (161,223)
    Payments of loan costs                                    --         (57,992)
          Net cash used in financing activities         (175,964)       (219,215)

 Net increase in cash                                    138,675          39,709

 Cash at beginning of period                             305,551         272,754
 Cash at end of period                                $  444,226     $   312,463
 Supplemental disclosure of cash
    Cash paid for interest                            $1,276,904     $ 1,291,646

[FN]


                   See Accompanying Notes to Financial Statements


e)                               ANGELES PARTNERS IX

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)



Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Note B - Angeles Acceptance Pool, Angeles Mortgage Investment Trust

   Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, has provided a second trust deed loan which is secured by the Partnership's real property known as Panorama Terrace. Total interest expense for this loan was $14,063 for the nine months ended September 30, 1994, and September 30, 1995.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

   As part of the above described settlement, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement), have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

   Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

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

   The Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles Corporation concerning the Partnership's indebtedness to AAP. The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt, Angeles either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the General Partner withdrew the Partnership's claim.

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

Note C - Transactions with Affiliated Parties - continued


   The following transactions with the General Partner and affiliates for the nine months ended September 30, 1995 and 1994 are as follows:

                                                   1995               1994

 Property management fees                        $264,207           $255,063
 Reimbursement of services of affiliates          105,210             55,879


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


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

 Property                                          1995        1994

 The Pines of Northwest Crossing Apartments
    Houston, Texas                                   87%         94%
 Panorama Terrace Apartments
    Birmingham, Alabama                              97%         95%
 Forest River Apartments
    Gadsden, Alabama                                 96%         95%
 Village Green Apartments
    Montgomery, Alabama                              95%         96%
 The Greens Apartments
    San Antonio, Texas                               89%         89%

   In an attempt to address the occupancy decline at The Pines, the General Partner has instructed the property manager to offer concessions, such as discounts on rents based on the size of the leased units and length of lease, as well as reduced required security deposits. In addition, the General Partner is in the process of upgrading the interiors of the units as cash reserves allow.

   The Partnership's net loss for the nine months ended September 30, 1995, was $471,118 with the third quarter having a loss of $194,247. The Partnership had losses of $332,830 and $182,485 for the corresponding periods of 1994. The increased loss is primarily attributable to increased operating expense. Operating expenses increased due to increases in resident concessions, resident relations costs, training and travel expense and insurance expense.
Concessions, as discussed previously, increased in an attempt to increase occupancy at The Greens and The Pines. Resident relations costs, which are special items provided to tenants, such as greeting baskets and free video rentals, increased in an attempt to retain tenants. Training and travel expense increased due to participation in various training courses and seminars by several properties' personnel. Finally, insurance expense increased due to new premiums at higher rates with additional coverage. In addition, depreciation expense increased due to the addition of approximately $1,000,000 in fixed assets in 1994 resulting from property improvement activity as required by refinancing agreements and other efforts to improve the overall interior and exterior appearance of the apartment complexes. Also contributing to the overall increase in net loss was increased general and administrative expenses resulting from increased cost reimbursements for the General Partner.
Offsetting these increased expenses was an increase in rental revenue due to increased rental rates at all of the properties. In addition, other income increased primarily due to the stricter enforcement of various tenant charges, such as legal fees, cleaning and damage charges, application fees and late charges.

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   At September 30, 1995, the Partnership had unrestricted cash of $444,226 compared to $312,463 at September 30, 1994. Net cash provided by operating activities decreased primarily as a result of the decrease in accounts payable due to the payment of amounts relating to property improvements at The Greens Apartments which were accrued at December 31, 1994. Also contributing to this change was the increase in net loss as discussed above. In addition, accrued taxes decreased resulting from the timing of property tax payments for The Pines of Northwest Crossing. This change is offset by an increase in receipts of cash from escrows for taxes and insurance to fund the tax payments. The change in accounts receivable decreased between the first nine months of 1994 and the first nine months of 1995 due to the return of Forest River's tax escrow held by the previous mortgage company in January 1994. Net cash used in investing activities decreased primarily due to the decrease in property improvements, many of which were required by refinancing agreements in 1994. Offsetting this decrease in cash used in investing activities is a reduction in funds received from the restricted escrows to cover improvements at the properties. Also in 1994, insurance proceeds of $75,948 were received relating to hail damage to the roofs at The Greens. There were no such proceeds in 1995. Net cash used in financing activities decreased due to the payment of loan costs in 1994 relating to the refinancing of three of the investment properties.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,222,014, net of discount, is amortized over varying periods with required balloon payments ranging from May 1997 to October 15, 2003, at which time the properties will either be refinanced or sold.
Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.
Distributions may also be restricted by the requirement to deposit net operating income (as defined in the mortgage notes) into the Reserve Account until the $400 per apartment unit is funded for each respective property. No cash distributions were paid during fiscal 1994 or during the first nine months of fiscal 1995. At this time, the General Partner does not anticipate a cash distribution during 1995.

                             PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

   The Partnership has filed a Proof of Claim in the bankruptcy proceeding of Angeles Corporation concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleges that, instead of causing the Partnership to pay AAP on account of such debt, Angeles, either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the General Partner withdrew the Partnership's claim.

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

    b) Reports on Form 8-K: None filed during the quarter ended September 30, 1995.




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

                                   Date:  November 8, 1995