Form 10KSB
period 1995-12-31
ANGELES PARTNERS IX
filed 1996-03-27
CIK 313499

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

(Mark One)
X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from        to

                         Commission file number 0-9704


                            ANGELES PARTNERS IX

        California                                        95-3417137
(State or other jurisdiction of
incorporation or organization)            (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
       Greenville, South Carolina                               29602
(Address of principal executive offices)                      (Zip Code)

                  Issuer's telephone number   (864)  239-1000

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units

                               (Title of class)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

   State issuer's revenues for its most recent fiscal year.  $7,167,070

   State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1995. Market value information for Registrant's Partnership Interest is not available. Should a trading market develop for these Interests, it is the General Partner's belief that such trading would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None


                                    PART I


Item 1. Description of Business

     Angeles Partners IX (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated September 12, 1979. The General Partner of the Partnership is Angeles Realty Corporation, a California corporation (hereinafter referred to as the "General Partner" or "ARC").

     The Partnership, through its public offering of Limited Partnership Units, sold 20,000 units aggregating $20,000,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. The Partnership was formed for the purpose of acquiring fee interests in various types of real property. The Partnership presently owns five investment properties. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

     The Partnership has no employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Management Group, L.P. provides day-to-day management services to the Partnership's investment properties.

     The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.


 Item 2.    Description of Properties:

            The following table sets forth the Registrant's investments in properties:


                               Date of
  Property                     Purchase        Type of Ownership        Use
 The Pines of Northwest
  Crossing Apartments          05/30/80  Fee ownership, subject to    Apartment -
  Houston, Texas                         first and second mortgages     412 units

 Panorama Terrace Apartments   06/30/80  Fee ownership, subject to    Apartment -
  Birmingham, Alabama                    first and second mortgages     227 units

 Forest River Apartments       12/29/80  Fee ownership, subject to    Apartment -
  Gadsden, Alabama                       first and second mortgages     248 units

 Village Green Apartments      12/31/80  Fee ownership, subject to    Apartment -
  Montgomery, Alabama                    a first mortgage               336 units

 The Greens Apartments         12/31/80  Fee ownership, subject to    Apartment -
  San Antonio, Texas                     first and second mortgages     217 units


Schedule of Properties:

                                  Gross
                                Carrying    Accumulated                          Federal
 Property                         Value    Depreciation      Rate    Method     Tax Basis
 The Pines of Northwest
   Crossing Apartments        $10,617,396   $ 5,416,934    5-25 yrs    (1)    $ 5,187,719
 Panorama Terrace Apartments    7,840,998     4,637,553    5-25 yrs    (1)      3,901,803
 Forest River Apartments        4,798,044     2,956,824    5-25 yrs    (1)      1,992,577
 Village Green Apartments       7,583,268     4,582,617    5-25 yrs    (1)      3,426,112
 The Greens Apartments          4,151,730     1,584,804    5-19 yrs    (1)      2,426,379

                              $34,991,436   $19,178,732                       $16,934,590

  (1) Straight-line accelerated cost recovery method used.


  See "Note A" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


Schedule of Mortgages:

                                Principal                                     Principal
                                Balance At                                     Balance
                               December 31,  Interest    Period   Maturity      Due At
 Property                          1995        Rate    Amortized    Date       Maturity
 The Pines of Northwest
   Crossing Apartments
   1st mortgage                 $4,934,346      7.83%     (2)     10/15/03   $ 4,338,280
   2nd mortgage                    156,060      7.83%     None    10/15/03       156,060

 Panorama Terrace Apartments
   1st mortgage                  3,888,161     10.13%     (3)     08/10/02     3,590,320
   2nd mortgage                    255,694     11.00%     (1)     11/01/03       255,694

 Forest River Apartments
   1st mortgage                  3,337,947      7.83%     (2)     10/15/03     2,934,756
   2nd mortgage                    105,570      7.83%     None    10/15/03       105,570

 Village Green Apartments
   1st mortgage                  3,686,045     9.875%     (4)     06/01/97     3,541,972

 The Greens Apartments
   1st mortgage                  2,902,567      7.83%     (2)     10/15/03     2,551,993
   2nd mortgage                     91,800      7.83%     None    10/15/03        91,800

                                19,358,190                                   $17,566,445
 Less unamortized
   discounts                      (192,713)

                               $19,165,477

  (1) Loan provided by Angeles Mortgage Investment Trust (see "Note D"). Payments are interest only.
  (2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.
  (3) The principal balance is being amortized over 360 months with a balloon payment due August 10, 2002.
  (4) The principal balance is being amortized over 240 months with a balloon payment due June 1, 1997.


Schedule of Rental Rates and Occupancy:

  Average annual rental rate and occupancy for 1995 and 1994 for each property:

                                Average Annual          Average Annual
                                 Rental Rates             Occupancy
 Property                       1995       1994         1995     1994
 The Pines of Northwest
    Crossing Apartments        $5,010     $4,874       89% (1)    92%
 Panorama Terrace Apartments    6,685      6,311       97%        95%
 Forest River Apartments        4,105      3,959       96%        95%
 Village Green Apartments       4,839      4,606       95%        97%
 The Greens Apartments          5,391      5,075       90% (2)    90%

(1) Low occupancy at this property may be attributed to residents vacating in order to purchase homes as a result of the attractive interest rates.
(2) Low occupancy at this property may be attributed to the aged interiors of the property making it a less-appealing property than its competition.


    As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No residential tenant leases 10% or more of the available rental space.

    Real estate taxes and rates in 1995 for each property were:

                                                   1995          1995
                                                  Billing        Rate

 The Pines of Northwest Crossing Apartments     $173,258         3.04
 Panorama Terrace Apartments                      80,779*        6.26
 Forest River Apartments                          46,403*        4.90
 Village Green Apartments                         55,388*        3.45
 The Greens Apartments                            82,814         2.72

    *Due to this property having a tax year different than its fiscal year, tax billing does not equal tax expense.

Item 3. Legal Proceedings

     The Partnership filed a Proof of Claim in the bankruptcy proceeding of Angeles Corporation ("Angeles") concerning the Partnership's previous indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleges that, instead of causing the Partnership to pay AAP on account of such debt, Angeles, either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership would have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the General Partner withdrew the Partnership's claim.

     The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders

     The unit holders of the Partnership did not vote on any matter during the fourth quarter of 1995.

                                    PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

     The Partnership, a publicly-held limited partnership, sold 20,000
Limited Partnership Units during its offering period through September 12, 1979, and currently has 2,011 Limited Partners of record and 19,975 units outstanding. (See "Note F" of financial statements for additional information). There is no intention to sell additional Limited Partnership Units nor is there an established market for these units. During 1994, the number of Limited Partnership Units decreased by 25 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. No units were abandoned in 1995.

     The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.


Item 6. Management's Discussion and Analysis or Plan of Operation

     This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

     The Partnership's net loss as shown in the financial statements for the year ended December 31, 1995, was $707,599 versus a net loss of $625,389 for the year ended December 31, 1994. Rental income increased in 1995 due to increases in rental rates at all of the properties. However, this increase in revenue was offset by increases in operating and depreciation expense. Operating expenses increased due to increases in rental concessions and an increase in the reimbursement to an affiliate to the General Partner for the personnel costs of property staff. Rental concessions increased in an attempt to increase occupancy at the Partnership's investment properties.
Depreciation expense increased due to the depreciation of the fixed asset additions which were placed in service in 1995 and 1994. In 1995, the Partnership recognized a loss on disposal of property due to roof replacements at Forest River Apartments and Panorama Terrace Apartments. The loss was due to the write-off of roofs that were not yet fully depreciated. During 1994, the Partnership recognized a gain on disposal of property due to the excess of insurance proceeds received over the undepreciated cost of a roof at the Greens Apartments, which was replaced due to hail damage.

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

Capital Resources and Liquidity

     At December 31, 1995, the Partnership had unrestricted cash of $451,460 versus $305,551 at December 31, 1994. Net cash provided by operating activities increased primarily as a result of an increase in the receipt of cash from escrows for taxes and insurance, partially offset by a decrease in accrued taxes due to the timing of property tax payments at the properties. Net cash used in investing activities increased in 1995, as compared to 1994, due to a reduction in funds received from restricted escrows. This decrease was partially offset by a decrease in property improvements and replacements and a decrease in deposits to restricted escrows. Net cash used in financing activities decreased in 1995, as compared to 1994, due to the payment of loan costs in 1994 relating to the refinancing of three loans in late 1993 (see "Note A"). No such costs were incurred in 1995. For the year ended December 31, 1995, the Partnership had an increase in cash and cash equivalents of $145,909 as compared to an increase of $32,797 for the year ended December 31, 1994.

     The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash for these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,165,477, net of discount, is amortized over varying periods with required balloon payments of $17,566,445 from June 1997 to October 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in 1995 or 1994.

Item 7. Financial Statements


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS


         Report of Independent Auditors

         Balance Sheet - December 31, 1995

         Statements of Operations - Years ended December 31, 1995 and 1994

         Statements of Changes in Partners' Deficit - Years ended December 31, 1995 and 1994

         Statements of Cash Flows - Years ended December 31, 1995 and 1994

         Notes to Financial Statements



               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying balance sheet of Angeles Partners IX as of December 31, 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners IX as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



                                             /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 27, 1996

                              ANGELES PARTNERS IX

                                 BALANCE SHEET

                               December 31, 1995

 Assets
    Cash and cash equivalents:
       Unrestricted                                                $   451,460
       Restricted--tenant security deposits                            172,852
    Accounts receivable                                                 22,774
    Escrows for taxes and insurance                                    243,212
    Restricted escrows                                                 465,058
    Other assets                                                       605,659
    Investment properties (Notes B and E):
       Land                                         $ 3,082,586
       Buildings and related personal property       31,908,850
                                                     34,991,436
       Less accumulated depreciation                (19,178,732)    15,812,704

                                                                   $17,773,719

 Liabilities and Partners' Deficit

 Liabilities
    Accounts payable                                               $   211,768
    Tenant security deposits                                           173,747
    Accrued taxes                                                      238,906
    Other liabilities                                                  252,257
    Mortgage notes payable (Notes B and E)                          19,165,477

 Partners' Deficit
    General partner                                 $  (197,717)
    Limited partners (19,975 units issued
       and outstanding)                              (2,070,719)    (2,268,436)

                                                                   $17,773,719
                See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS IX

                           STATEMENTS OF OPERATIONS

                                                Years Ended December 31,
                                                  1995            1994
 Revenues:
    Rental income                            $ 6,796,282     $ 6,562,580
    Other income                                 370,788         357,140
                                               7,167,070       6,919,720
 Expenses:
    Operating                                  2,353,432       2,215,594
    General and administrative                   202,545         166,684
    Property management fees (Note D)            356,418         344,222
    Maintenance                                1,099,275       1,157,407
    Depreciation                               1,576,345       1,421,295
    Interest                                   1,842,520       1,836,534
    Property taxes                               442,156         413,181
                                               7,872,691       7,554,917

 Loss before (loss) gain on disposal of
    property                                    (705,621)       (635,197)

 (Loss) gain on disposal of property, net
    of insurance proceeds                         (1,978)          9,808

     Net loss                                $  (707,599)    $  (625,389)

 Net loss allocated to
    general partner (1%)                     $    (7,076)    $    (6,254)
 Net loss allocated to
    limited partners (99%)                      (700,523)       (619,135)

     Net loss                                $  (707,599)    $  (625,389)


 Net loss per limited partnership unit       $    (35.07)    $    (30.96)

                See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS IX

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT



                                     Limited
                                   Partnership    General        Limited
                                      Units       Partner       Partners         Total
 Original capital contributions      20,000      $   1,000     $20,000,000    $20,001,000

 Partners' deficit at
    December 31, 1993                20,000      $(184,387)    $  (751,061)   $  (935,448)

 Abandonment of partnership
    units (Note F)                      (25)            --              --             --

 Net loss for the year ended
    December 31, 1994                    --         (6,254)       (619,135)      (625,389)

 Partners' deficit at
    December 31, 1994                19,975       (190,641)     (1,370,196)    (1,560,837)

 Net loss for the year ended
    December 31, 1995                    --         (7,076)       (700,523)      (707,599)

 Partners' deficit
    at December 31, 1995             19,975      $(197,717)    $(2,070,719)   $(2,268,436)

                See Accompanying Notes to Financial Statements

                              ANGELES PARTNERS IX

                           STATEMENTS OF CASH FLOWS


                                                           Years Ended December 31,
                                                            1995              1994
 Cash flows from operating activities:
   Net loss                                            $  (707,599)    $  (625,389)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                       1,576,345       1,421,295
      Amortization of discounts and loan costs             141,352         133,663
      Loss (gain) on disposal of property, net of
         insurance proceeds                                  1,978          (9,808)
      Change in accounts:
         Restricted cash                                    (2,488)        (14,771)
         Accounts receivable                                11,305          38,260
         Escrows for taxes and insurance                   104,312        (168,436)
         Other assets                                       (6,500)          6,041
         Accounts payable                                   35,302          14,552
         Tenant security deposit liabilities                 5,806            (640)
         Accrued taxes                                     (28,256)        155,030
         Other liabilities                                 (23,414)         (6,734)

            Net cash provided by operating
               activities                                1,108,143         943,063

 Cash flows from investing activities:
   Property improvements and replacements               (1,055,526)     (1,245,984)
   Deposits to restricted escrows                          (40,202)       (163,835)
   Receipts from restricted escrows                        370,676         725,913
   Insurance proceeds on casualty                               --          75,948

            Net cash used in investing
               activities                                 (725,052)       (607,958)

 Cash flows from financing activities:
   Payments on mortgage notes payable                     (237,182)       (217,298)
   Payment of loan costs                                        --         (85,010)

            Net cash used in financing
               activities                                 (237,182)       (302,308)

 Net increase in cash and cash equivalents                 145,909          32,797

 Cash and cash equivalents at beginning of year            305,551         272,754

 Cash and cash equivalents at end of year              $   451,460     $   305,551

 Supplemental disclosure of cash flow
   Cash paid for interest                              $ 1,699,975     $ 1,719,860
   Property improvements and replacements included
      in accounts payable                              $        --     $   199,646

                See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS IX
                            (A Limited Partnership)

                         Notes to Financial Statements

                               December 31, 1995


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners IX (the "Partnership or "Registrant") is a California limited partnership organized on September 12, 1979, to acquire and operate residential properties. The Partnership's Managing General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1995, the Partnership operates five residential properties located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its majority owned Partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations and Distributions to Partners: Net income and losses (excluding these arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to the General Partner and 99% to the Limited Partners on an annual basis.

Except as discussed below, the Partnership will allocate all distributions 1% to the General Partner and 99% to the Limited Partners.

Upon the sale or other disposition, or refinancing, of any asset of the Partnership and in connection with the dissolution of the Partnership, the Distributable Net Proceeds, if any, thereof which the General Partner determines are not required for support of the operations of the Partnership will be distributed to the General Partner and the Limited Partners in proportion to their interests in the Partnership until all Limited Partners have received distributions from the Partnership equal to the amount of their original contributions to the Partnership and a cumulative return of 10% per annum (simple interest) on the Limited Partners' adjusted capital investment, as defined in the Agreement. Thereafter, 14% of such proceeds will be distributed to the General Partner and the remaining 86% of such proceeds will be distributed 1% to the General Partner and 99% to the Limited Partners.

Depreciation: Depreciation is computed using the accelerated and the straight-line methods over the estimated lives of the investment properties and related personal property. For federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.


Note A - Organization and Significant Accounting Policies (continued)

Cash and Cash Equivalents: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. The carrying amount reported in the balance sheet approximates its fair value. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash--Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of $942,841 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1995, accumulated amortization is $360,938.

Restricted Escrows:

              Capital Improvement Reserves - At the time of the refinancing of Forest River Apartments, The Greens Apartments, and The Pines of Northwest Crossing Apartments mortgage notes payable in 1993, $997,294 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1995, the balance remaining in the escrow was $22,867, which includes interest earned on these funds. Upon completion of the scheduled property improvements, any excess will be returned to the properties for property operations.

              Reserve Account - In addition to the Capital Improvement Reserves, general Reserve Accounts of $283,426 were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $400 per apartment unit, or $350,800 in total. At December 31, 1995, the balance was $299,657.

              Replacement Reserve Escrow - In addition to the above escrows, Village Green Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. The property is required to deposit $4,200 per month until the escrow balance reaches $126,000. As of December 31 1995, the balance in the escrow is $136,736, which includes interest earned on these funds.

Note A - Organization and Significant Accounting Policies (continued)

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Fair Value: In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note B").

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Advertising Costs: Advertising costs of $141,681 and $135,596, for the year ended December 31, 1995 and 1994, respectively, are charged to expense as they are incurred and are included in operating expenses.

Reclassifications: Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.



Note B - Mortgage Notes Payable


                                Principal     Monthly                         Principal
                                Balance At    Payment    Stated                Balance
                               December 31,  Including  Interest  Maturity     Due At
 Property                         1995       Interest     Rate      Date      Maturity
 The Pines of Northwest
  Crossing Apartments
  1st mortgage                 $ 4,934,346   $ 36,877      7.83%  10/15/03  $ 4,338,280
  2nd mortgage                     156,060      1,018      7.83%  10/15/03      156,060

 Panorama Terrace Apartments
  1st mortgage                   3,888,161     35,473     10.13%  08/10/02    3,590,320
  2nd mortgage(1)                  255,694      2,344     11.00%  11/01/03      255,694

 Forest River Apartments
  1st mortgage                   3,337,947     24,946      7.83%  10/15/03    2,934,756
  2nd mortgage                     105,570        689      7.83%  10/15/03      105,570

 Village Green Apartments
  1st mortgage                   3,686,045     37,792     9.875%  06/01/97    3,541,972

 The Greens Apartments
  1st mortgage                   2,902,567     21,692      7.83%  10/15/03    2,551,993
  2nd mortgage                      91,800        599      7.83%  10/15/03       91,800

                                19,358,190   $161,430                       $17,566,445
 Less unamortized
  discounts (2)                   (192,713)

                               $19,165,477

(1)     Loan provided by Angeles Mortgage Investment Trust (see "Note D").
(2)     Discounts of $192,713 represent $85,094 relating to The Pines of
        Northwest    Crossing Apartments, $57,564 relating to Forest River
        Apartments, and $50,055 relating to The Greens Apartments.


The estimated fair value of the Partnership's debt approximates its carrying amount.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1995, are as follows:

                      1996                  $   259,057
                      1997                    3,772,022
                      1998                      195,152
                      1999                      212,015
                      2000                      230,356
                   Thereafter                14,689,588
                                            $19,358,190


Note C - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) amortization of mortgage discounts, (2) depreciation over different methods and lives and on differing cost bases of apartment properties, and (3) change in rental income received in advance.

The following is a reconciliation of reported net loss and Federal taxable loss:

                                                 1995            1994

 Net loss as reported                         $(707,599)      $(625,389)
 Add (deduct):
        Depreciation differences                612,343         482,406
        Unearned income                          (4,795)         14,938
        Discounts on mortgage notes              (4,796)         (5,884)
        Accruals                                (26,400)        (10,600)
        Prepaid Expenses                             --           6,041
        Other                                     2,494          (7,351)

 Federal taxable loss                         $(128,753)      $(145,839)

 Federal taxable loss per
        limited partnership unit              $   (6.38)      $   (7.23)


The following is a reconciliation at December 31, 1995, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


 Net liabilities as reported                     $(2,268,436)
 Land and buildings                                5,614,491
 Accumulated depreciation                         (4,492,605)
 Syndication and distribution costs                2,036,251
 Unearned income                                      75,242
 Accrued audit                                        18,600
 Other                                                (8,543)

 Net assets - Federal tax basis                  $   975,000

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and affiliates in 1995 and 1994:

                                             1995            1994

 Property management fees                  $356,418        $344,222
 Reimbursement of services
        of affiliates                       143,223          89,998


The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which were later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment property known as Panorama Terrace Apartments. Total interest expense paid on this note was $28,126 for each of the years ended December 31, 1995 and 1994.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT.
These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at 1995 the annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.


Note D - Transactions with Affiliated Parties (continued)

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred on April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT the result of which is MAE GP will be able to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On these matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in section 6.13 of the Declaration of Trust of AMIT.

Note E - Investment Properties and Accumulated Depreciation

                                                    Initial Cost
                                                   To Partnership
                                                                             Cost
                                                            Buildings     Capitalized
                                                           and Related     (Removed)
                                                             Personal    Subsequent to
 Description                  Encumbrances        Land       Property    Acquisition
 The Pines of Northwest
     Crossing Apartments       $ 5,090,406    $1,640,758   $ 7,399,242     $1,577,396

 Panorama Terrace Apartments     4,143,855       473,498     6,261,502      1,105,998

 Forest River Apartments         3,443,517       122,894     4,189,106        486,044

 Village Green Apartments        3,686,045       408,895     5,786,105      1,388,268

 The Greens Apartments           2,994,367       436,541     3,933,459       (218,270)

    Totals                     $19,358,190    $3,082,586   $27,569,414     $4,339,436

Note E - Investment Properties and Accumulated Depreciation (continued)


                                              Gross Amount at Which Carried
                                                   At December 31, 1995

                                               Buildings
                                              And Related
                                               Personal                       Accumulated        Date       Depreciable
    Description                     Land       Property          Total        Depreciation      Acquired     Life-Years
 The Pines of Northwest
    Crossing Apartments        $1,640,758     $ 8,976,638     $10,617,396       $ 5,416,934     05/30/80        5-25

 Panorama Terrace Apartments      473,498       7,367,500       7,840,998         4,637,553     06/30/80        5-25

 Forest River Apartments          122,894       4,675,150       4,798,044         2,956,824     12/29/80        5-25

 Village Green Apartments         408,895       7,174,373       7,583,268         4,582,617     12/31/80        5-25

 The Greens Apartments            436,541       3,715,189       4,151,730         1,584,804     12/31/80        5-19

    Totals                     $3,082,586     $31,908,850     $34,991,436       $19,178,732


Reconciliation of  Investment Properties and Accumulated Depreciation :


                                             Years Ended December 31,
                                               1995            1994

 Investment Property

 Balance at beginning of year             $34,151,066     $32,995,187

    Property improvements                     855,880       1,445,630
    Write-offs due to replacements            (15,510)       (289,751)

 Balance at end of year                   $34,991,436     $34,151,066

 Accumulated Depreciation

 Balance at beginning of year             $17,615,919     $16,418,235

    Additions charged to expense            1,576,345       1,421,295
    Write-offs due to replacements            (13,532)       (223,611)

 Balance at end of year                   $19,178,732     $17,615,919


The aggregate cost of the investment property for Federal income tax purposes at December 31, 1995 and 1994, is $40,605,927 and $39,752,092. The
accumulated depreciation taken for Federal income tax purposes at December 31, 1995 and 1994, is $23,671,337 and $22,707,845.

Note F - Abandoned Units

During 1994, the number of Partnership units decreased by 25 units due to limited partners abandoning their units. In abandoning his or her Partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the limited partner is allocated his or her share of income or loss for that year. The loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year. There were no abandonments reported during 1995.



Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

      There were no disagreements with Ernst & Young LLP regarding the 1995 or 1994 audits of the Partnership's financial statements.

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The Registrant has no officers or directors. The name of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner as of December 31, 1995, their ages and the nature of all positions with ARC presently held by them are as follows:


Name                                Age                  Position

Carroll D. Vinson                   55                   President

Robert D. Long, Jr.                 28                   Controller and
                                                         Principal Accounting
                                                         Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been President of ARC and Metropolitan Asset Enhancement, L.P., and subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. has been Controller and Principal Accounting Officer of ARC and Metropolitan Asset Enhancement, L.P. subsidiaries since February 1994. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the account-ing firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

William H. Jarrard, Jr. has been Vice President of ARC since August 1994 and Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") since 1991. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter. He was previously associated with the accounting firm, Ernst & Whinney, for eleven years. Mr. Jarrard is a graduate of the University of South Carolina and a certified public accountant.

John K. Lines has been Secretary of ARC since August 1994, General Counsel of Insignia since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of ARC since January 1993 and Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10.  Executive Compensation

      No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's general partner and it's affiliates, as described in "Note D" of the Financial Statements included under "Item 7", which is incorporated herein by reference.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

      As of December 31, 1995, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

      The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

Item 12.  Certain Relationships and Related Transactions

      No transactions have occurred between the Partnership and any officer or director of ARC.

      During the year ended December 31, 1995, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7", which is hereby incorporated by reference.


                                    PART IV


Item 13.   Exhibits and Reports on Form 8-K


         (a) Exhibits:  See Exhibit Index contained herein.


         (b) No reports on Form 8-K were filed during the fourth quarter of 1995.



                                  SIGNATURES



   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ANGELES PARTNERS IX
                                       (A California Limited Partnership)
                                       (Registrant)


                                By:    Angeles Realty Corporation



                                By:    /s/Carroll D. Vinson
                                       Carroll D. Vinson
                                       President


                                Date:  March 27, 1996





   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.



/s/Carroll D. Vinson                   President            March 27, 1996
Carroll D. Vinson






/s/Robert D. Long, Jr.                 Controller and       March 27, 1996
Robert D. Long, Jr.                    Principal
                                       Accounting Officer




                              ANGELES PARTNERS IX
                                 Exhibit Index


     Exhibit Number                        Description of Exhibit

          3.1 Amended Certificate and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference

          10.1 Earnest Money Contract (Phase I and II) - the Pines of Northwest Crossing Apartments filed in Form 8K dated May 30, 1980 and incorporated herein by reference

          10.2 Purchase and Sale Agreement with Exhibits - Panorama Terrace filed in Form 8K dated June 30, 1980 and incorporated herein by reference

          10.3 Purchase and Sale Agreement with Exhibits - Forest River Apartments filed in Form 8K dated December 29, 1980 and incorporated herein by reference

          10.4 Purchase and Sale Agreement with Exhibits - Village Green Apartments filed in Form 8K dated December 31, 1980 and incorporated herein by reference

          10.5 Purchase and Sale Agreement with Exhibits - The Greens Apartments filed in Form 8K dated December 31, 1980 and incorporated herein by reference

          10.6 Promissory Note - Village Green Apartments filed in Form 10K as Exhibit 10.8 dated March 24, 1989 and incorporated herein by reference

          10.7 Promissory Note and deed of trust modification and extension agreement - the Pines of Northwest Crossing Apartments filed in the 1989 Form 10K as Exhibit 10.9 dated January 15, 1991 and incorporated herein by reference

          10.8 Promissory Note and deed of trust modification and reinstatement agreement - the Greens Apartments filed in Form 10K as Exhibit 10.10 dated March 28, 1991 and incorporated herein by reference


     Exhibit Number                        Description of Exhibit


          10.9 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference

         10.10    (a)           First Deeds of Trust and Security Agreements
                                dated September 30,  1993 between Houston
                                Pines, a California Limited Partnership and
                                Lexington Mortgage Company, a Virginia
                                Corporation, securing The Pines of Northwest
                                Crossing.*

                  (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

                  (c) First Assignments of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

                  (d) Second Assignment of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

                  (e) First Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Pines of Northwest Crossing.*

                  (f) Second Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Pines of Northwest Crossing.*

                                *Filed as Exhibits 10.10 (a) through (f), respectively, in Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.


     Exhibit Number                        Description of Exhibit


         10.11    (a)           First Deeds of Trust and Security Agreements
                                dated September 30,  1993 between Houston
                                Pines, a California Limited Partnership and
                                Lexington Mortgage Company, a Virginia
                                Corporation, securing The Greens.**

                  (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

                  (c) First Assignments of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

                  (d) Second Assignment of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

                  (e) First Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Greens.**

                  (f) Second Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Greens.**

                                **Filed as Exhibits 10.11 (a) through (f), respectively, in Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

         10.12    (a)           First Deeds of Trust and Security Agreements
                                dated September 30, 1993 between Houston
                                Pines, a California Limited Partnership and
                                Lexington Mortgage Company, a Virginia
                                Corporation, securing Forest River
                                Apartments.***

                  (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***


     Exhibit Number                        Description of Exhibit


                  (c) First Assignments of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

                  (d) Second Assignment of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

                  (e) First Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to Forest River
                                Apartments.***

                  (f) Second Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to Forest River
                                Apartments.***

                                ***Filed as Exhibits 10.12 (a) through (f), respectively, in Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

           16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.