Form 10QSB
period 1996-03-31
ANGELES PARTNERS IX
filed 1996-05-10
CIK 313499

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1996


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT

                  For the transition period.........to.........

                          Commission file number 0-9704


                               ANGELES PARTNERS IX
        (Exact name of small business issuer as specified in its charter)


          California                                          95-3417137
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
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

ITEM 1. FINANCIAL STATEMENTS


a)                             ANGELES PARTNERS IX

                            CONSOLIDATED BALANCE SHEET

                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996


 Assets
    Cash and cash equivalents:
      Unrestricted                                                    $    506
      Restricted--tenant security deposits                                 159
    Accounts receivable                                                     50
    Escrow for taxes and insurance                                         188
    Restricted escrows                                                     465
    Other assets                                                           579
    Investment properties:
        Land                                            $  3,083
        Buildings and related personal property           32,092
                                                          35,175
        Less accumulated depreciation                    (19,590)       15,585
                                                                      $ 17,532

 Liabilities and Partners' Deficit

    Liabilities
        Accounts payable                                              $    312
        Tenant security deposits                                           161
        Accrued taxes                                                      162
        Other liabilities                                                  226
        Mortgage notes payable                                          19,108

    Partners' Deficit
        General partner                                 $   (200)
        Limited partners (19,975 units issued
           and outstanding)                               (2,237)       (2,437)
                                                                      $ 17,532

           See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                         Three Months Ended
                                                             March 31,
                                                          1996          1995
 Revenues:
    Rental income                                       $  1,722      $  1,649
    Other income                                              98            79
       Total revenues                                      1,820         1,728

 Expenses:
    Operating                                                644           600
    General and administrative                                54            51
    Maintenance                                              307           229
    Depreciation                                             411           379
    Interest                                                 457           462
    Property taxes                                           115           105
       Total expenses                                      1,988         1,826

       Net loss                                         $   (168)     $    (98)

 Net loss allocated to general
    partners (1%)                                       $     (2)     $     (1)
 Net loss allocated to limited
    partners (99%)                                          (166)          (97)

                                                        $   (168)     $    (98)

 Net loss per limited partnership unit                  $  (8.31)     $  (4.86)


           See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS IX

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General       Limited
                                      Units       Partner       Partners        Total
 Original capital contributions       20,000      $     1       $ 20,000       $ 20,001

 Partners' deficit at
     December 31, 1995                19,975      $  (198)      $ (2,071)      $ (2,269)

 Net loss for the three months
     ended March 31, 1996                 --           (2)          (166)          (168)

 Partners' deficit at
    March 31, 1996                    19,975      $  (200)      $ (2,237)      $ (2,437)

           See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Three Months Ended
                                                                     March 31,
                                                                  1996          1995
Cash flows from operating activities:
   Net loss                                                     $   (168)     $    (98)
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation                                                   411           379
      Amortization of loan costs and discounts                        36            35
   Change in accounts:
      Restricted cash                                                 14            (3)
      Accounts receivable                                            (27)           20
      Escrows for taxes and insurance                                 55           151
      Other assets                                                    --            (7)
      Accounts payable                                               100          (273)
      Tenant security deposit liabilities                            (13)            7
      Accrued taxes                                                  (77)         (116)
      Other liabilities                                              (27)           40

       Net cash provided by operating activities                     304           135

Cash flows from investing activities:
   Property improvements and replacements                           (183)         (122)
   Deposits to restricted escrows                                     --            (6)
   Receipts from restricted escrows                                   --           192

       Net cash (used in) provided by investing activities          (183)           64

Cash flows from financing activities:
   Payments on mortgage notes payable                                (62)          (57)
   Payment of deferred loan costs                                     (4)           --

       Net cash used in financing activities                         (66)          (57)

Net increase in cash                                                  55           142

Cash and cash equivalents at beginning of period                     451           306

Cash and cash equivalents at end of period                       $   506       $   448

Supplemental disclosure of cash flow information:
   Cash paid for interest                                        $   422       $   427

           See Accompanying Notes to Consolidated Financial Statements

e)                             ANGELES PARTNERS IX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.


Note B - Transaction with Affiliates

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and affiliates for the three months ended March 31, 1996 and 1995:

                                             1996           1995
                                                (in thousands)

  Property management fees                   $ 91           $ 86
  Reimbursement of services
    of affiliates                              61             34


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

Note B - Transaction with Affiliates (continued)

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment property known as Panorama Terrace Apartments. Total interest expense for this loan was $7,000 for each of the three months ended March 31, 1996 and March 31, 1995.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consists of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                          Average Occupancy
 Property                                                1996           1995

 Pines of Northwest Crossing Apartments                  90%            84%
    Houston, Texas

 Panorama Terrace Apartments                             94%            97%
    Birmingham, Alabama

 Forest River Apartments                                 95%            96%
    Gadsden, Alabama

 Village Green Apartments                                92%            97%
    Montgomery, Alabama (1)

 The Greens Apartments                                   88%            92%
    San Antonio, Texas

(1) Occupancy has decreased due to low-interest rates, which has made home purchases attractive.


The Partnership's net loss for the three months ended March 31, 1996, was $168,000 versus $98,000 for the three months ended March 31, 1995. This increase in net loss was primarily caused by an overall increase in expenses. Despite the increase in net loss, revenues increased. Rental income increased due to an increase in the prevailing market rates in the areas in which the investment properties are located. Other income also increased. This increase was due primarily to an increase in lease cancellation fees and late charges. The increase in lease cancellation fees can be attributed to residents breaking their leases in order to purchase houses. The increase in late charges was due to the properties strictly enforcing the policies regarding late rent payment penalties. These increases were partially offset by a decrease in application fees. This decrease was due to some of the properties reducing or waiving the fee in order to increase occupancy. Although several expense categories increased, maintenance expense had the largest impact. Maintenance expense increased due to increases in major landscaping and exterior building improvements. Major landscaping increased due to efforts to enhance the image
at Village Green Apartments.   Exterior building improvements increased largely
due to exterior upgrades being undertaken at Panorama Terrace Apartments and the Pines of Northwest Crossing Apartments.


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

At March 31, 1996, the Partnership had unrestricted cash of $506,000 as compared to $448,000 at March 31, 1995. Net cash provided by operating activities increased primarily due to an increase in accounts payable. Net cash used in investing activities increased due to an increase in property improvements and replacements and due to no withdrawals from the restricted escrows in 1996. Finally, net cash used in financing activities increased due to the increase in principal payments on outstanding mortgage notes payable.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash for these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,108,000, net of discount, is amortized over varying periods with required balloon payments of $17,566,000 from June 1997 to October 2003, at which time the properties will either be refinanced or sold. The General Partner is currently in negotiations to refinance the mortgage which is secured by Village Green Apartments. This indebtedness, which amounts to $3,663,000, has a maturity date of June 1997 and a fixed interest rate of 9.875%. If the General Partner is successful in the refinance negotiations, the new mortgage indebtedness should carry a lower interest rate and produce excess proceeds for the Partnership to be used for capital improvements for the Partnership's investment properties. However, the outcome of such negotiations cannot presently be determined. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in the three months ended March 31, 1996, and the three months ended March 31, 1995.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


The Partnership filed a Proof of Claim in the bankruptcy proceeding of Angeles Corporation ("Angeles") concerning the Partnership's indebtedness to Angeles Acceptance Pool, L.P. ("AAP"). The Proof of Claim alleges that instead of causing the Partnership to pay AAP on account of such debt, Angeles, either itself or through an affiliate, caused the Partnership to make payment to another Angeles affiliate. To the extent that such action results in the Partnership not receiving credit for the payments so made, the Partnership will have been damaged in an amount equal to the misappropriated payments. On August 9, 1995, AAP acknowledged constructive receipt of such payment and, therefore, the General Partner withdrew the Partnership's claim.

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits:  None.


      (b) No reports on Form 8-K were filed during the three months ended March 31, 1996.


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



                                    ANGELES PARTNERS IX

                                    By:    Angeles Realty Corporation
                                           General Partner



                                    By:    /s/ Carroll D. Vinson
                                           Carroll D. Vinson
                                           President




                                    By:    /s/ Robert D. Long, Jr.
                                           Robert D. Long, Jr.
                                           Vice President/CAO



                                    Date:  May 10, 1996