Form 10QSB
period 1996-06-30
ANGELES PARTNERS IX
filed 1996-08-09
CIK 313499

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


                  For the quarterly period ended June 30, 1996

                                       or

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes  X    No      .




                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


a)                             ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 1996

 Assets
    Cash and cash equivalents:
      Unrestricted                                                      $    409
      Restricted--tenant security deposits                                   145
   Accounts receivable                                                        61
   Escrows for taxes                                                         292
   Restricted escrows                                                        457
   Other assets                                                              566
   Investment properties:
      Land                                              $  3,083
      Buildings and related personal property             32,306
                                                          35,389
      Less accumulated depreciation                      (20,012)         15,377
                                                                        $ 17,307

   Liabilities and Partners' Deficit

   Liabilities
      Accounts payable                                                  $    195
      Tenant security deposits                                               146
      Accrued taxes                                                          276
      Other liabilities                                                      279
      Mortgage notes payable                                              19,048

   Partners' Deficit
      General partner                                   $   (202)
      Limited partners (19,975 units
            issued and outstanding)                       (2,435)         (2,637)
                                                                        $ 17,307

           See Accompanying Notes to Consolidated Financial Statements


b)                             ANGELES PARTNERS IX

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Three Months Ended          Six Months Ended
                                          June 30,                   June 30,
                                     1996         1995          1996          1995
 Revenues:
   Rental income                   $ 1,773      $ 1,703       $ 3,495      $ 3,352
   Other income                         85           90           183          169
       Total revenues                1,858        1,793         3,678        3,521

 Expenses:
    Operating                          698          701         1,342        1,301
    General and administrative          78           54           132          105
    Maintenance                        289          263           596          492
    Depreciation                       423          390           834          769
    Interest                           456          461           913          923
    Property taxes                     114          103           229          208
       Total expenses                2,058        1,972         4,046        3,798

       Net loss                    $  (200)     $  (179)      $  (368)     $  (277)

 Net loss allocated to
    general partner (1%)           $    (2)     $    (2)      $    (4)     $    (3)
 Net loss allocated to
    limited partners (99%)            (198)        (177)         (364)        (274)

       Net loss                    $  (200)     $  (179)      $  (368)     $  (277)

 Net loss per limited
    partnership unit               $( 9.91)     $ (8.86)      $(18.22)     $(13.72)

           See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS IX

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners        Total

 Original capital contributions      20,000      $     1      $ 20,000       $ 20,001

 Partners' deficit at
    December 31, 1995                19,975      $  (198)     $ (2,071)      $ (2,269)

 Net loss for the six months
    ended June 30, 1996                  --           (4)         (364)          (368)

 Partners' deficit at
    June 30, 1996                    19,975      $  (202)     $ (2,435)      $ (2,637)

           See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           1996         1995
 Cash flows from operating activities:
    Net loss                                             $  (368)     $  (277)
    Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation                                          834          769
       Amortization of loan costs and
        mortgage discount                                     71           71
       Change in accounts:
        Restricted cash                                       28           (6)
        Accounts receivable                                  (38)           6
        Escrows for taxes and insurance                      (49)          57
        Other assets                                          --           (7)
        Accounts payable                                     (17)        (227)
        Tenant security deposit liabilities                  (28)          10
        Accrued taxes                                         37          (13)
        Other liabilities                                     25           31

            Net cash provided by operating activities        495          414

 Cash flows from investing activities:
    Property improvements and replacements                  (397)        (358)
    Deposits to restricted escrows                           (10)         (17)
    Receipts from restricted escrows                          18          274

            Net cash used in investing activities           (389)        (101)

 Cash flows from investing activities:
    Payments on mortgage notes payable                      (127)        (116)
    Payment of deferred loan costs                           (21)          --

            Net cash used in financing activities           (148)        (116)

 Net (decrease) increase in cash                             (42)         197

 Cash and cash equivalents at beginning of period            451          306

 Cash and cash equivalents at end of period              $   409      $   503

 Supplemental disclosure of cash flow information:
    Cash paid for interest                               $   842      $   853

                 See Accompanying Notes to Financial Statements

e)                             ANGELES PARTNERS IX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners IX's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following amounts owed to the General Partner and affiliates were paid or accrued for the six months ended June 30, 1996 and 1995:

                                             1996           1995
                                                (in thousands)

  Property management fees                   $184           $175
  Reimbursement of services
     of affiliates                            116             74

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


Note B - Transaction with Affiliates (continued)

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment property known as Panorama Terrace Apartments. Total interest expense for this loan was $14,000 for each of the six months ended June 30, 1996 and June 30, 1995.

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

Note C - Subsequent Event

On July 1, 1996, the General Partner refinanced the mortgage debt secured by Village Green Apartments. The bridge loan, in the principal amount of $4,900,000, matures in September 1996, and contains an option to extend the maturity date to October 1996 and thereafter to convert the loan to long-term permanent financing. The bridge loan is collateralized by a mortgage on Village Green Apartments and carries an interest rate of 8% through August 1, 1996, with interest at LIBOR plus 2.5% thereafter. The bridge loan was obtained to pay-off debt with a higher interest rate and is intended to be replaced by longer term mortgage debt when longer term financing is obtained, which is expected to occur in the third or fourth quarter of 1996.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consists of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:
                                                          Average Occupancy
 Property                                                1996           1995

 Pines of Northwest Crossing Apartments                  92%            85%
    Houston, Texas

 Panorama Terrace Apartments                             93%            98%
    Birmingham, Alabama(1)

 Forest River Apartments                                 94%            97%
    Gadsden, Alabama

 Village Green Apartments                                93%            96%
    Montgomery, Alabama

 Rosemont Crossing Apartments                            88%            93%
    San Antonio, Texas (2)

(1) Occupancy has decreased due to low interest rates, which have made home purchases attractive.
(2) During the second quarter of 1996, The Greens Apartments was renamed "Rosemont Crossing Apartments". Occupancy has decreased due to an over supply of rental units in the local market.

The Partnership's net losses for the three and six months ended June 30, 1996, were $200,000 and $368,000, respectively, versus $179,000 and $277,000 for the three and six months ended June 30, 1995, respectively. The Partnership experienced increases in both revenues and expenses in the six months ended June 30, 1996. Revenue increases due to a significant increase in occupancy at Pines of Northwest Crossing Apartments, and an increase in rental rates at all of the Partnership's properties, more than offset the effects of a decrease in occupancy at the Partnership's other properties. Other income increased due primarily to an increase in lease cancellation fees and late charges. The increase in lease cancellation fees can be attributed to residents breaking their leases in order to purchase houses. The increase in late charges was due to the properties strictly enforcing the policies regarding late rent payment penalties. These increases were partially offset by a decrease in application fees. This decrease was due to some of the properties reducing or waiving the fee in order to increase occupancy. General and administrative expenses increased due to an increase in cost reimbursements for partnership accounting, investor relations and asset management services. Maintenance expense increased due to increases in major landscaping and exterior building improvements. Major landscaping increased due to efforts to enhance the image at Village Green
Apartments.   Exterior building improvements increased largely due to exterior upgrades being undertaken at Panorama Terrace Apartments and the Pines of Northwest Crossing Apartments. The increase in real estate taxes is due to an increase in the real estate taxes at the Pines of Northwest Crossing Apartments due to an increase in the assessed value of the property.

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

At June 30, 1996, the Partnership had unrestricted cash of $409,000 as compared to $503,000 at June 30, 1995. There was an increase in net cash provided by operating activities due to a smaller decrease in accounts payable offset in part by increases in tax and insurance escrows. During the six months ended June 30, 1995, the Partnership paid for property improvements for Rosemont Crossing Apartments that were accrued for at December 31, 1994. Net cash used in investing activities increased due to an increase in property improvements and replacements and due to no withdrawals from the restricted escrows in 1996. The restricted escrows for property improvements were set up when Forest River Apartments, Rosemont Crossing Apartments and Pines of Northwest Crossing Apartments were refinanced in late 1993. Those escrows have been substantially expended at June 30, 1996, and therefore, any property improvements for these properties must come from operating cash flow. Finally, net cash used in financing activities increased due to the increase in principal payments on outstanding mortgage notes payable and payment of deferred loan costs associated with the refinance of the first mortgage secured by Village Green Apartments.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash for these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,048,000, net of discount, is amortized over varying periods with required balloon payments of $18,924,000 from September 1996 to October 2003, at which time the properties will either be refinanced or sold. Subsequent to June 30, 1996, the General Partner refinanced the mortgage debt secured by Village Green Apartments. The bridge loan, in the principal amount of $4,900,000 matures in September 1996, and contains an option to extend the maturity date to October 1996, and thereafter to convert the loan to long-term permanent financing. The bridge loan is collateralized by a mortgage on Village Green Apartments and carries an interest rate of 8% through August 1, 1996, with interest at LIBOR plus 2.5% thereafter. The bridge loan was obtained to pay-off debt with a higher interest rate and a portion of the excess funds (of approximately $1,000,000) will be used for capital improvement projects, principally at Village Green Apartments, Pines of Northwest Crossing Apartments and Panorama Terrace Apartments. The bridge loan is intended to be replaced by longer term mortgage debt when longer term financing is obtained, which is expected to occur in the third or fourth quarter of 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in the six months ended June 30, 1996, or the six months ended June 30, 1995.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits:  Exhibit 27, Financial Data Schedule.


      (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.


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


                                   Date: August 9, 1996