Form 10QSB
period 1996-09-30
ANGELES PARTNERS IX
filed 1996-11-12
CIK 313499

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


              For the quarterly period ended September 30, 1996

                                      or

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

                               September 30, 1996

Assets
  Cash and cash equivalents:
     Unrestricted                                                 $ 1,476
     Restricted--tenant security deposits                             137
  Accounts receivable                                                  62
  Escrow for taxes                                                    272
  Restricted escrows                                                  316
  Other assets                                                        502
  Investment properties:
     Land                                           $  3,083
     Buildings and related personal property          32,520
                                                      35,603
     Less accumulated depreciation                   (20,445)      15,158

                                                                  $17,923

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                $   160
  Tenant security deposits                                            138
  Accrued taxes                                                       389
  Other liabilities                                                   305
  Mortgage notes payable                                           20,016

Partners' Deficit
  General partners                                  $   (206)
  Limited partners (19,975 units
     issued and outstanding)                          (2,879)      (3,085)

                                                                  $17,923

          See Accompanying Notes to Consolidated Financial Statements

b)                                ANGELES PARTNERS IX

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Three Months Ended        Nine Months Ended
                                       September 30,            September 30,
                                     1996         1995         1996         1995
Revenues:
 Rental income                    $ 1,798      $ 1,696      $ 5,293      $ 5,048
 Other income                          99          109          282          278
  Total revenues                    1,897        1,805        5,575        5,326

Expenses:
 Operating                            686          669        2,028        1,970
 General and administrative            73           51          205          156
 Maintenance                          343          317          939          809
 Depreciation                         432          397        1,266        1,166
 Interest                             526          459        1,439        1,382
 Property taxes                       112          106          341          314
     Total expenses                 2,172        1,999        6,218        5,797

Loss before extraordinary item       (275)        (194)        (643)        (471)
Extraordinary loss on
 extinguishment of debt              (173)          --         (173)          --
Net loss                          $  (448)     $  (194)     $  (816)     $  (471)

Net loss allocated to
 general partners (1%)            $    (4)     $    (2)     $    (8)     $    (5)
Net loss allocated to
 limited partners (99%)              (444)        (192)        (808)        (466)

     Net loss                     $  (448)     $  (194)     $  (816)     $  (471)

Per limited partnership unit:
Loss before extraordinary item    $(13.64)     $ (9.63)     $(31.87)     $(23.35)
Extraordinary Item                  (8.58)          --        (8.58)          --

    Net loss                      $(22.22)     $ (9.63)     $(40.45)     $(23.35)

           See Accompanying Notes to Consolidated Financial Statements


c)                                 ANGELES PARTNERS IX

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                       (Unaudited)
                             (in thousands, except unit data)

                                    Limited
                                  Partnership   General      Limited
                                      Units     Partners     Partners       Total
Original capital contributions      20,000     $     1       $20,000       $20,001

Partners' deficit at
  December 31, 1995                  19,975    $  (198)      $(2,071)      $(2,269)

Net loss for the nine months
  ended September 30, 1996                          (8)         (808)         (816)

Partners' deficit at
  September 30, 1996                19,975     $  (206)      $(2,879)      $(3,085)

               See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                                1996       1995
Cash flows from operating activities:
  Net loss                                                  $  (816)     $ (471)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                              1,266       1,166
    Amortization of discounts and loan costs                    169         106
    Extraordinary loss on extinguishment of debt                173          --
    Change in accounts:
      Restricted cash                                            36          (3)
      Accounts receivable                                       (39)          4
      Escrows for taxes                                         (29)        (41)
      Other assets                                                2          (5)
      Accounts payable                                          (52)       (229)
      Tenant security deposit liabilities                       (36)          6
      Accrued taxes                                             150          93
      Other liabilities                                          51          (3)

    Net cash provided by operating activities                   875         623

Cash flows from financing activities:
  Property improvements and replacements                       (611)       (568)
  Cash invested in short-term investments                        --         (25)
  Deposits to restricted escrows                                (15)        (23)
  Receipts from restricted escrows                              164         307

    Net cash used in investing activities                      (462)       (309)

Cash flows from financing activities:
  Additions to mortgage notes payable                         4,900          --
  Repayment of mortgage notes payable                        (3,888)         --
  Prepayment penalty                                           (122)         --
  Payments on mortgage notes payable                           (176)       (176)
  Loan costs                                                   (102)         --

    Net cash provided by (used in) financing activities         612        (176)

Net increase in cash                                          1,025         138

Cash and cash equivalents at beginning of period                451         306

Cash and cash equivalents at end of period                  $ 1,476      $  444

Supplemental disclosure of cash
  flow information:
  Cash paid for interest                                    $ 1,223      $1,277


           See Accompanying Notes to Consolidated Financial Statements

e)                              ANGELES PARTNERS IX

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in Angeles Partners IX's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

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

The following amounts owed to the General Partner and affiliates were paid or accrued for the nine months ended September 30, 1996 and 1995:

                                              1996           1995
                                                (in thousands)

 Property management fees                    $277           $264
 Reimbursement of services
    of affiliates                             175            105


Included in "reimbursements of services of affiliates" for 1996 are approximately $23,000 in reimbursements for construction oversight costs.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE B - TRANSACTION WITH AFFILIATES (CONTINUED)

Angeles Mortgage Investment Trust, ("AMIT"), a real estate investment trust, has provided secondary financing to the Partnership secured by the Partnership's investment property known as Panorama Terrace Apartments. Total interest expense for this loan was $21,000 for the nine months ended September 30, 1996, and $14,000 for the nine months ended September 30, 1995.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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


NOTE C - MORTGAGE NOTE REFINANCING

On July 1, 1996, the General Partner refinanced the mortgage debt secured by Village Green Apartments. The bridge loan, in the principal amount of $4,900,000, matured in September 1996. The Partnership exercised an option under the loan to extend the maturity date to November 15, 1996. The bridge loan may be extended to December 31, 1996, and provides for conversion to long-term permanent financing. The bridge loan is collateralized by a mortgage on Village Green Apartments and carried an interest rate of 8% through August 1, 1996, with interest at LIBOR plus 2.5% thereafter. The bridge loan was obtained to pay-off debt with a higher interest rate and is intended to be replaced by longer term mortgage debt when longer term financing is obtained, which is expected to occur in the fourth quarter of 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                                         Average Occupancy
Property                                                1996           1995

Pines of Northwest Crossing Apartments                   92%            87%
  Houston, Texas (1)

Panorama Terrace Apartments                              94%            97%
  Birmingham, Alabama (2)

Forest River Apartments                                  94%            96%
  Gadsden, Alabama

Village Green Apartments                                 93%            95%
  Montgomery, Alabama

Rosemont Crossing Apartments                             90%            89%
  San Antonio, Texas (3)


(1) Occupancy has increased due to concessions and an improvement in the economic environment in the immediate surrounding area.
(2) Occupancy has decreased due to low interest rates, which have made home purchases attractive.
(3) Occupancy is low due to an over supply of rental units in the local market.

The Partnership's net losses for the three and nine months ended September 30, 1996, were approximately $448,000 and $816,000, respectively, versus net losses of approximately $194,000 and $471,000 for the three and nine months ended September 30, 1995, respectively. The Partnership experienced an increase in both revenues and expenses for the nine months ended September 30, 1996. Revenue increases are due to a significant increase in occupancy at Pines of Northwest Crossing Apartments and an increase in rental rates at all of the Partnership's properties. General and administrative expenses increased due to an increase in cost reimbursements for partnership accounting, investor relations and asset management services. Maintenance expense increased due to an increase in major landscaping and interior and exterior building improvements. Major landscaping increased due to efforts to enhance the image at Village Green Apartments and Pines of Northwest Crossing Apartments. Interior building improvements increased principally due to upgrades of plumbing fixtures at Village Green Apartments,
Panorama Terrace Apartments and Forest River Apartments.   Exterior building
improvements increased largely due to exterior upgrades being undertaken at Panorama Terrace Apartments and the Pines of Northwest Crossing Apartments. The increase in real estate taxes is due to an increase in the real estate taxes at the Pines of Northwest Crossing Apartments due to an increase in the assessed value of the property.

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

At September 30, 1996, the Partnership had unrestricted cash of approximately $1,476,000 as compared to approximately $444,000 at September 30, 1995. The increase in net cash provided by operating activities was due primarily to a reduction in the decrease in accounts payable and increases in accrued taxes and other liabilities. Net cash used in investing activities increased due to an increase in property improvements and replacements and a decrease in receipts from restricted escrows. Finally, net cash provided by financing activities increased due to net proceeds received from the refinancing of Village Green Apartments offset, in part, by the payment of associated loan costs and a prepayment penalty.

The Partnership has plans to upgrade landscaping and improve the overall appearance of the partnership's properties using the approximately $1,000,000 of net proceeds from the refinancing of Village Green Apartments. These improvements include replacement of older appliances and worn floor coverings. Forest River Apartments intends to build a boardwalk along the river adjacent to the property. Village Green Apartments capital improvements will include repairs to the buildings exterior and balconies and replace electrical breaker boxes. The Pines at Northwest Crossing will be making repairs to the buildings exterior. Improvements to Rosemont Crossing include plans to replace patio doors, add additional exterior lighting and make repairs to the parking areas. The improvements at Panorama Terrace will include repairs to balconies and exterior lighting upgrades.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash for these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $20,016,000, net of discount, is amortized over varying periods with required balloon payments of $18,924,000 ranging from November 1996 to October 2003, at which time the properties will either be refinanced or sold. In July 1996, the General Partner refinanced the mortgage debt secured by Village Green Apartments. The bridge loan, in the principal amount of $4,900,000 matured in September 1996. The Partnership exercised an option to extend the maturity date to November 1996. The bridge loan may be extended to December 31, 1996, and provides for conversion to long-term permanent financing. The bridge loan is collateralized by a mortgage on Village Green Apartments and carried an interest rate of 8% through August 1, 1996, with interest at LIBOR plus 2.5% thereafter. The bridge loan was obtained to pay-off debt with a higher interest rate and a portion of the excess funds (of approximately $1,000,000) will be used for capital improvement projects, principally at Village Green Apartments, Pines of Northwest Crossing Apartments and Panorama Terrace Apartments. The bridge loan is intended to be replaced by longer term mortgage debt when longer term financing is obtained, which is expected to occur in the fourth quarter of 1996. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in the nine months ended September 30, 1996, or the nine months ended September 30, 1995.


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


    (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.


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

                           Date: November 12, 1996