Form 10KSB
period 1996-12-31
ANGELES PARTNERS IX
filed 1997-03-27
CIK 313499

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 [NO FEE REQUIRED]

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

                          Limited Partnership Units

                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for its most recent fiscal year.  $7,462,000

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of December 31, 1996. Market value information for Registrant's Partnership Interest is not available. Should a trading market develop for these Interests, it is the General Partner's belief that such trading would not exceed $25,000,000.

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

The Partnership has no employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited Partners have no right to participate in the management or conduct of such business and affairs. Insignia Residential Group, L.P. provides day-to-day management services to the Partnership's investment properties.

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

ITEM 2.    DESCRIPTION OF PROPERTIES:

The following table sets forth the Registrant's investments in properties:

                            Date of
Property                    Purchase          Type of Ownership      Use

The Pines of Northwest
Crossing Apartments         05/30/80   Fee ownership, subject to   Apartment -
 Houston, Texas                        first and second mortgages    412 units

Panorama Terrace Apartments 06/30/80   Fee ownership, subject to a Apartment -
 Birmingham, Alabama                   first mortgage                227 units

Forest River Apartments     12/29/80   Fee ownership, subject to   Apartment -
 Gadsden, Alabama                      first and second mortgages    248 units

Village Green Apartments    12/31/80   Fee ownership, subject to   Apartment -
 Montgomery, Alabama                   a first mortgage              336 units

Rosemont Crossing           12/31/80   Fee ownership, subject to   Apartment -
 San Antonio, Texas                    first and second mortgages    217 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                               Gross
                              Carrying    Accumulated                      Federal
         Property              Value      Depreciation    Rate     Method  Tax Basis

The Pines of Northwest
  Crossing Apartments        $  10,851  $   5,906      5-25 yrs    (1)   $   5,224
Panorama Terrace Apartments      8,308      5,006      5-25 yrs    (1)       4,096
Forest River Apartments          4,891      3,171      5-25 yrs    (1)       1,945
Village Green Apartments         7,739      4,959      5-25 yrs    (1)       3,357
Rosemont Crossing Apartments     4,264      1,853      5-19 yrs    (1)       2,404

                             $  36,053  $  20,895                        $  17,026

  (1) Straight-line and accelerated cost recovery method used.

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                             Principal                                 Principal
                             Balance At                                 Balance
                             December 31, Interest  Period   Maturity    Due At
         Property               1996        Rate   Amortized   Date     Maturity

The Pines of Northwest
  Crossing Apartments
     1st mortgage           $   4,876       7.83%     (2)    10/15/03  $   4,338
     2nd mortgage                 156       7.83%     (4)    10/15/03        156

Panorama Terrace Apartments
     1st mortgage               3,855      10.13%     (3)    08/10/02      3,590

Forest River Apartments
     1st mortgage               3,299       7.83%     (2)    10/15/03      2,935
     2nd mortgage                 106       7.83%     (4)    10/15/03        106

Village Green Apartments
    1st mortgage                4,895       7.33%     (1)    11/01/03      4,489

Rosemont Crossing Apts.
     1st mortgage               2,868       7.83%     (2)    10/15/03      2,552
     2nd mortgage                  92       7.83%     (4)    10/15/03         92

                               20,147                                  $  18,258
Less unamortized
     discounts                   (173)

                            $  19,974

     (1) The principal balance is being amortized over 360 months with a balloon payment due November 1, 2003.
     (2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.
     (3) The principal balance is being amortized over 360 months with a balloon payment due August 10, 2002.
     (4)  Interest only.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1996 and 1995 for each property:

                                       Average Annual          Average Annual
                                        Rental Rates             Occupancy
Property                             1996           1995       1996     1995

The Pines of Northwest
  Crossing Apartments            $ 5,116/unit  $ 5,010/unit   92%          89%
Panorama Terrace Apartments        7,057/unit    6,685/unit   94% (1)      97%
Forest River Apartments            4,469/unit    4,105/unit   93% (2)      96%
Village Green Apartments           5,045/unit    4,839/unit   93% (3)      95%
Rosemont Crossing Apartments       5,553/unit    5,391/unit   91% (4)      90%

(1) Occupancy has decreased due to low interest rates, which have made home purchases attractive. In addition, construction at the property has caused a decrease in occupancy.
(2) The decrease in occupancy at Forest River Apartments is the result of an increase in rental rates at the property. This market has a low rental rate structure.
(3) Occupancy at Village Green Apartments has decreased as a result of an increase in home purchases. Additionally, the market has had an increase of new units built in the area.
(4) During the second quarter of 1996, The Greens Apartments was renamed "Rosemont Crossing Apartments". Occupancy is low due to an over supply of rental units in the local market.

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

Real estate taxes and rates in 1996 for each property were (dollar amounts in thousands):

                                                      1996          1996
                                                    Billing         Rate

The Pines of Northwest Crossing Apartments         $ 148            3.06
Panorama Terrace Apartments                           81*           6.26
Forest River Apartments                               46*           4.90
Village Green Apartments                              56*           3.49
Rosemont Crossing Apartments                          78            2.74

*Due to this property having a tax year different than its fiscal year, the tax bill does not equal tax expense.

ITEM 3.    LEGAL PROCEEDINGS

On March 4, 1994, an employee at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return back to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff seeks actual damages, exemplary damages, attorney's fees and court costs.
The General Partner can not predict the outcome of this proceeding or the range of settlement for the Plaintiff, if settled in favor of the Plaintiff; however the General Partner believes that this claim is without merit and intends to vigorously defend it.

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fourth quarter of 1996.


                                         PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units during its offering period through September 12, 1979, and currently has 1,981 Limited Partners of record and 19,975 units outstanding. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

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


RESULTS OF OPERATIONS

The Partnership's net loss, as shown in the financial statements, for the year ended December 31, 1996, was $912,000 versus a net loss of $707,000 for the year ended December 31, 1995. The increased loss in 1996 was due primarily to overall increases in general and administrative expenses, and maintenance expenses, as well as a loss recognized on the early extinguishment of debt due to the refinance of the mortgage debt secured by Village Green Apartments.

The Partnership experienced an increase in both revenues and expenses for the year ended December 31, 1996. Revenue increases are due to an increase in occupancy at the Pines of Northwest Crossing Apartments and an increase in rental rates at all of the Partnership's properties. General and administrative expenses increased due to an increase in costs for services of affiliates. Maintenance expenses increased due to an increase in interior and exterior building improvements at Rosemont Crossing Apartments and Panorama Terrace Apartments, parking lot repairs at Rosemont Crossing Apartments and exterior painting at Panorama Terrace Apartments. Included in maintenance expenses is $380,000 of major repairs and maintenance comprised of parking lot resurfacing, major landscaping, interior building maintenance, exterior building maintenance and exterior painting for the year ended December 31, 1996.

In 1996, the Partnership recognized an extraordinary loss on early extinguishment of debt of $173,000. This loss was associated with the refinancing of the mortgage debt secured by Village Green Apartments. $122,000 of this loss related to pre-payment penalties on the payoff of the previous mortgage and the remainder of the loss, or $51,000 was due to the write-off of unamortized loan costs. During 1995, the Partnership recognized a $2,000 loss on disposal of property due to roof replacements at Forest River Apartments and Panorama Terrace Apartments. The loss was due to the write-off of roofs that were not yet fully depreciated.

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

Capital Resources and Liquidity

At December 31, 1996, the Partnership had unrestricted cash of $877,000 versus $451,000 at December 31, 1995. Net cash provided by operating activities remained stable in 1996 as compared to 1995. Net cash used in investing activities increased in 1996 versus 1995, primarily due to an increase in deposits to restricted escrow accounts. This increase is due to the refinance of the debt secured by Village Green Apartments. Net cash provided by financing activities increased in 1996 as a result of the refinancing of the mortgage note secured by Village Green Apartments.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,974,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. In November 1996, the Partnership refinanced the mortgage debt secured by Village Green Apartments. The new loan had a principal amount of $4,900,000 and has a maturity date of November 1, 2003. This note carries an interest rate of 7.33% per annum. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in 1996 or 1995.

ITEM 7. FINANCIAL STATEMENTS


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS


       Report of Independent Auditors

       Consolidated Balance Sheet - December 31, 1996

       Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

       Consolidated Statement of Changes in Partners' Deficit - Years ended December 31, 1996 and 1995

       Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

       Notes to Consolidated Financial Statements






              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 14, 1997



                              ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1996



Assets
  Cash and cash equivalents:
     Unrestricted                                                    $    877
     Restricted--tenant security deposits                                 127
  Accounts receivable                                                      56
  Escrows for taxes and insurance                                         298
  Restricted escrows                                                      580
  Other assets                                                            604
  Investment properties (Notes B and E):
     Land                                            $   3,083
     Buildings and related personal property            32,970
                                                        36,053
     Less accumulated depreciation                     (20,895)        15,158
                                                                     $ 17,700

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                   $    250
  Tenant security deposits                                                129
  Accrued taxes                                                           329
  Other liabilities                                                       198
  Mortgage notes payable (Notes B and E)                               19,974

Partners' Deficit
  General partner                                    $    (207)
  Limited partners (19,975 units issued
     and outstanding)                                   (2,973)        (3,180)

                                                                     $ 17,700

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS IX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                            1996         1995
Revenues:
  Rental income                                        $   7,094     $   6,796
  Other income                                               368           371
   Total revenues                                          7,462         7,167

Expenses:
  Operating                                                2,682         2,709
  General and administrative                                 274           203
  Maintenance                                              1,311         1,099
  Depreciation                                             1,717         1,576
  Interest                                                 1,808         1,843
  Property taxes                                             409           442
   Total expenses                                          8,201         7,872

   Loss before loss on disposal of property and
      extraordinary item                                    (739)         (705)

   Loss on disposal of property, net of
      insurance proceeds                                      --            (2)

   Loss before extraordinary item                           (739)         (707)

Extraordinary item - loss on early extinguishment of
debt (Note F)                                               (173)

   Net loss                                            $    (912)    $    (707)

Net loss allocated to
  general partner (1%)                                 $      (9)    $      (7)
Net loss allocated to
  limited partners (99%)                                    (903)         (700)

   Net loss                                            $    (912)    $    (707)

Per limited partnership unit:
 Loss before extraordinary item                        $  (36.63)    $   (35.07)
 Extraordinary item                                        (8.57)            --
   Net loss                                            $  (45.20)    $   (35.07)

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)

                                  Limited
                                Partnership   General      Limited
                                   Units      Partner     Partners      Total

Original capital contributions    20,000    $       1   $  20,000     $  20,001

Partners' deficit at
December 31, 1994                 19,975    $    (191)  $  (1,370)    $  (1,561)

Net loss for the year ended
December 31, 1995                     --           (7)       (700)         (707)

Partners' deficit at
December 31, 1995                 19,975         (198)     (2,070)       (2,268)

Net loss for the year ended
December 31, 1996                     --           (9)       (903)         (912)

Partners' deficit
at December 31, 1996              19,975   $     (207)  $  (2,973)    $  (3,180)

               See Accompanying Notes to Consolidated Financial Statements

                                   ANGELES PARTNERS IX

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Years Ended December 31,
                                                            1996          1995
Cash flows from operating activities:
  Net loss                                               $   (912)      $   (707)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                           1,717          1,576
     Amortization of discounts and loan costs                 120            141
     Loss on disposal of property, net of
       insurance proceeds                                      --              2
     Extraordinary loss on early extinguishment of debt       173             --
     Change in accounts:
       Restricted cash                                         46             (3)
       Accounts receivable                                    (33)            11
       Escrows for taxes and insurance                        (55)           104
       Other assets                                            (7)            (6)
       Accounts payable                                        38             35
       Tenant security deposit liabilities                    (45)             6
       Accrued taxes                                           90            (28)
       Other liabilities                                      (54)           (23)

          Net cash provided by operating activities         1,078          1,108

Cash flows from investing activities:
  Property improvements and replacements                   (1,062)        (1,056)
  Deposits to restricted escrows                             (277)           (40)
  Withdrawals from restricted escrows                         162            371

          Net cash used in investing activities            (1,177)          (725)

Cash flows from financing activities:
  Prepayment penalty                                         (122)            --
  Proceeds from mortgage notes payable                      9,800
  Repayments of mortgage notes payable                     (8,788)
  Payments on mortgage notes payable                         (223)          (237)
  Loan costs                                                 (142)            --

          Net cash provided by (used in)
            financing activities                              525           (237)

Net increase in cash and cash equivalents                     426            146

Unrestricted cash and cash equivalents at
  beginning of year                                           451            305

Unrestricted cash and cash equivalents at end of year    $    877       $    451

Supplemental disclosure of cash flow
  Cash paid for interest                                 $  1,688       $  1,700

          See accompanying Notes to Consolidated Financial Statements

                                   ANGELES PARTNERS IX
                        Notes to Consolidated Financial Statements
                                    December 31, 1996

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a California limited partnership organized on September 12, 1979, to acquire and operate residential properties. The Partnership's Managing General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc. As of December 31, 1996, the Partnership operates five residential properties located in or near major urban areas in the United States.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its majority owned Partnerships. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

Allocations and Distributions to Partners: Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to he General Partner and 99% to the Limited Partners on an annual basis.

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

Cash and Cash Equivalents - Unrestricted Cash: The Partnership considers all highly liquid investments with a maturity when purchased of three months or less to be cash equivalents. The carrying amount reported in the balance sheet approximates its fair value. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted Cash--Tenant Security Deposits: The Partnership requires security deposits from all lessees for the duration of the lease and considers the deposits to be restricted cash. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Loan Costs: Loan costs of $830,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1996, accumulated amortization is $257,000.

RESTRICTED ESCROWS:

Capital Improvement Reserves - At the time of the refinancing of Forest River Apartments, Rosemont Crossing Apartments, and The Pines of Northwest Crossing Apartments' mortgage notes payable in 1993, $997,000 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. At December 31, 1996, the balance remaining in the escrow was $12,000, which includes interest earned on these funds. Upon completion of the scheduled property improvements, any excess funds will be returned to the properties for property operations.

At the time of the refinancing of Village Green Apartments mortgage note payable in 1996, $251,000 of the proceeds were designated for "capital improvement escrow" for certain capital improvements. At December 31, 1996, the balance in this escrow was $251,000.

Reserve Account - In addition to the 1993 establishment of Capital Improvement Reserves, general Reserve Accounts of $283,000 were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account equals $400 per apartment unit, or $351,000 in total. At December 31, 1996, the balance in this account was $308,000.

Replacement Reserve Escrow - In addition to the above escrows, Village Green Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. The property is required to deposit $4,000 per month until the escrow balance reaches $126,000. As of December 31, 1996, the balance in this account is $9,000.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Fair Value: In 1995, the Partnership implemented Statement of "Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership (see "Note B").

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Advertising Costs: Advertising costs of $139,000 and $142,000, for the year ended December 31, 1996 and 1995, respectively, are charged to expense as they are incurred and are included in "Operating expenses" in the accompanying statement of operations.

Reclassifications: Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.


NOTE B - MORTGAGE NOTES PAYABLE
(dollar amounts in thousands)

                               Principal    Monthly                        Principal
                               Balance At   Payment    Stated               Balance
                              December 31, Including  Interest  Maturity    Due At
          Property                1996      Interest    Rate      Date     Maturity
The Pines of Northwest
Crossing Apartments
1st mortgage                  $   4,876    $  37       7.83%    10/15/03  $   4,338
2nd mortgage (1)                    156        1       7.83%    10/15/03        156

Panorama Terrace Apartments
1st mortgage                      3,855       35       10.13%   08/10/02      3,590

Forest River Apartments
1st mortgage                      3,299       25       7.83%    10/15/03      2,935
2nd mortgage (1)                    106        1       7.83%    10/15/03        106

Village Green Apartments
1st mortgage                      4,895       34       7.33%    11/01/03      4,489

Rosemont Crossing Apartments
1st mortgage                      2,868       22       7.83%    10/15/03      2,552
2nd mortgage (1)                     92        1       7.83%    10/15/03         92
                                 20,147    $ 156                          $  18,258
Less unamortized
discounts (2)                      (173)
                              $  19,974

(1)  Interest only.
(2) The partnership exercised an interest rate buy-down option for the Pines of Northwest Crossing Apartments, Forest River Apartments and Rosemont Crossing Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $231,000 and is being amortized as a mortgage discount on the interest method over the life of the loan. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.


In July 1996, the General Partner refinanced the mortgage debt secured by Village Green Apartments. The bridge loan, in the principal amount of $4,900,000, matured in September 1996. The Partnership exercised an option to extend the maturity date to November 1996. On November 1, 1996, the Partnership closed on the long term mortgage debt secured by Village Green Apartments. The new loan had a principal amount of $4,900,000 and has a maturity date of November 1, 2003. This note carries an interest rate of 7.33% per annum.

The estimated fair value of the Partnership's aggregate mortgage notes payable approximates its carrying value. The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996, are as follows:(in thousands)


                 1997                    $    227
                 1998                         246
                 1999                         266
                 2000                         289
                 2001                         313
              Thereafter                   18,806
                                         $ 20,147


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

The following is a reconciliation of reported net loss and Federal taxable loss:
(in thousands)

                                                1996           1995

Net loss as reported                        $   (912)      $   (707)
Add (deduct):
      Depreciation differences                   747            612
      Unearned income                            (20)            (5)
      Discounts on mortgage notes payable         (3)            (5)
      Accruals                                    16            (26)
      Other                                       --              2

Federal taxable loss                        $   (172)      $   (129)

Federal taxable loss per
      limited partnership unit              $  (8.52)      $  (6.38)

The following is a reconciliation at December 31, 1996, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities: (in thousands)


Net deficiency as reported               $   (3,180)
Land and buildings                            5,614
Accumulated depreciation                     (3,746)
Syndication and distribution costs            2,036
Other                                            79

Net assets - Federal tax basis           $      803


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and affiliates in 1996 and 1995: (in thousands)


                                             1996            1995

Property management fees                  $  372          $  356
Reimbursement of services
      of affiliates                          233             143

Included in "Reimbursement of services of affiliates" is $25,000 for construction oversight costs in 1996. A director of Insignia Financial Group, Inc., is affiliated with a professional legal association that received fees of $12,000 in connection with the refinancing of Village Green Apartments in 1996.

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

Angeles Mortgage Investment Trust ("AMIT"), a real estate investment trust, had provided secondary financing to the Partnership secured by the Partnership's investment property known as Panorama Terrace Apartments. Total interest expense on this note was $21,000 and $28,000 for the years ended December 31,
1996 and 1995, respectively.   On October 1, 1996, the principal balance of
$256,000 was paid off on this note.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., ("Insignia") which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997 the number of Shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged and continues to engage in discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

(dollar amounts in thousands)


                                                Initial Cost
                                                To Partnership
                                                                        Cost
                                                       Buildings    Capitalized
                                                      and Related    (Removed)
                                                        Personal   Subsequent to
        Description         Encumbrances      Land      Property    Acquisition

The Pines of Northwest
   Crossing Apartments      $  5,032      $  1,641    $  7,399     $  1,811

Panorama Terrace Apartments    3,855           473       6,262        1,573

Forest River Apartments        3,405           123       4,189          579

Village Green Apartments       4,895           409       5,786        1,544

Rosemont Crossing Apts.        2,960           437       3,933         (106)

   Totals                  $  20,147      $  3,083    $ 27,569     $  5,401


                          Gross Amount at Which Carried
                                At December 31, 1996
                                      Buildings
                                         And
                                       Related
                                       Personal             Accumulated    Date    Depreciable
           Description          Land   Property    Total   Depreciation  Acquired  Life-Years
The Pines of Northwest
 Crossing Apartments        $ 1,641  $  9,210  $ 10,851   $   5,906     05/30/80     5-25

Panorama Terrace Apartments     473     7,835     8,308       5,006     06/30/80     5-25

Forest River Apartments         123     4,768     4,891       3,171     12/29/80     5-25

Village Green Apartments        409     7,330     7,739       4,959     12/31/80     5-25

Rosemont Crossing Apartments    437     3,827     4,264       1,853     12/31/80     5-19

  Totals                    $ 3,083  $ 32,970  $ 36,053   $  20,895

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                         Years Ended December 31,
                                             1996            1995

Investment Property

Balance at beginning of year            $   34,991      $   34,151

   Property improvements                     1,062             856
   Write-offs due to replacements               --             (16)

Balance at end of year                  $   36,053      $   34,991

Accumulated Depreciation

Balance at beginning of year            $   19,178      $   17,616

   Additions charged to expense              1,717           1,576
   Write-offs due to replacements               --             (14)

Balance at end of year                  $   20,895      $   19,178


The aggregate cost of the investment property for Federal income tax purposes at December 31, 1996 and 1995, is $41,667,000 and $40,606,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $24,641,000 and $23,671,000.

NOTE F - EXTINGUISHMENT OF DEBT

Extraordinary losses of $173,000 are associated with the refinancing of Village Green Apartments' mortgage note. $122,000 of this loss related to pre-payment penalties on the previous mortgage and the remainder of the loss, or $51,000 was due to the write-off of unamortized loan costs.

NOTE G - CONTINGENCY

On March 4, 1994, an employee at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return back to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff seeks actual damages, exemplary damages, attorney's fees and court costs.
The General Partner can not predict the outcome of this proceeding or the range of settlement for the Plaintiff, if settled in favor of the Plaintiff; however the General Partner believes that this claim is without merit and intends to vigorously defend it.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with ARC presently held by them are as follows:


Name                                Age                  Position

Carroll D. Vinson                   56                   President, Director

Robert D. Long, Jr.                 29                   Controller and
                                                         Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             50                   Vice President

John K. Lines, Esq.                 37                   Vice President and
                                                         Secretary

Kelley M. Buechler                  39                   Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration since 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996

John K. Lines, Esq. has been Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of the General Partner and has served as Secretary of Insignia since 1991.



ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, fees and other payments have been made to the Partnership's general partner and it's affiliates, as described in "Note D" of the Financial Statements included under "Item 7.", which is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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

During the year ended December 31, 1996, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under "Note D" of the Partnership's Financial Statements included under "Item 7.", which is hereby incorporated by reference.


                                      PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:  See Exhibit Index contained herein.

       (b) No reports on Form 8-K were filed during the fourth quarter of 1996.



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


                          Date: March 27, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.




/s/Carroll D. Vinson               President           Date: March 27, 1997
Carroll D. Vinson


/s/Robert D. Long, Jr.             Controller and      Date: March 27, 1997
Robert D. Long, Jr.                Principal
                                   Accounting Officer


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

              (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

              (c) First Assignments of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

              (d) Second Assignment of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

              (e) First Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to Forest River Apartments.***

              (f) Second Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to Forest River Apartments.***

                          ***Filed as Exhibits 10.12 (a) through (f), respectively, in Form 10-KSB for the year ended December 31, 1993, and incorporated herein by reference.

         10.13 Multifamily Mortgage dated November 1, 1996, between Angeles Partners IX, a California Limited Partnership and Lehman Brothers Holdings, Inc., relating to Village Green Apartments.

           16 Letter from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

           27             Financial Data Schedule.