Form 10QSB
period 1997-03-31
ANGELES PARTNERS IX
filed 1997-05-13
CIK 313499

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


                 For the quarterly period ended March 31, 1997


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

                                 March 31, 1997


Assets
  Cash and cash equivalents:
    Unrestricted                                                    $     810
    Restricted--tenant security deposits                                  124
  Accounts receivable (net of allowance for $11,000)                       52
  Escrow for taxes                                                        178
  Restricted escrows                                                      609
  Other assets                                                            594
  Investment properties:
     Land                                              $  3,083
     Buildings and related personal property             33,090
                                                         36,173
     Less accumulated depreciation                      (21,338)       14,835
                                                                    $  17,202

Liabilities and Partners' Deficit

  Liabilities
     Accounts payable                                               $     130
     Tenant security deposits                                             125
     Accrued taxes                                                        155
     Other liabilities                                                    169
     Mortgage notes payable                                            19,924

  Partners' Deficit
     General partner                                   $   (208)
     Limited partners (19,975 units issued
       and outstanding)                                  (3,093)       (3,301)
                                                                    $  17,202

          See Accompanying Notes to Consolidated Financial Statements

b)                              ANGELES PARTNERS IX
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                           (in thousands, except unit data)


                                                       Three Months Ended
                                                             March 31,
                                                         1997           1996
Revenues:
  Rental income                                     $    1,785     $    1,722
  Other income                                              98             98
    Total revenues                                       1,883          1,820

Expenses:
  Operating                                                692            644
  General and administrative                                66             54
  Maintenance                                              245            307
  Depreciation                                             443            411
  Interest                                                 437            457
  Property taxes                                           110            115
  Bad debt                                                  11             --
    Total expenses                                       2,004          1,988

       Net loss                                     $     (121)    $     (168)

Net loss allocated to general
  partner (1%)                                      $       (1)    $       (2)
Net loss allocated to limited
  partners (99%)                                          (120)          (166)

       Net loss                                     $     (121)    $     (168)


Net loss per limited partnership unit               $    (6.01)    $    (8.31)

          See Accompanying Notes to Consolidated Financial Statements

c)                                 ANGELES PARTNERS IX
                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                       (Unaudited)
                             (in thousands, except unit data)

                                     Limited
                                   Partnership     General       Limited
                                      Units        Partner      Partners         Total
Original capital contributions       20,000     $       1    $   20,000     $   20,001

Partners' deficit at
   December 31, 1996                 19,975     $    (207)   $   (2,973)    $   (3,180)

Net loss for the three months
   ended March 31, 1997                  --            (1)         (120)          (121)

Partners' deficit at
  March 31, 1997                     19,975     $    (208)   $   (3,093)    $   (3,301)

          See Accompanying Notes to Consolidated Financial Statements


d)                              ANGELES PARTNERS IX
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                               Three Months Ended
                                                                    March 31,
                                                                 1997          1996
Cash flows from operating activities:
  Net loss                                                   $   (121)     $   (168)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                  443           411
    Amortization of loan costs and discounts                       28            36
    Bad debt expense                                               11            --
  Change in accounts:
    Restricted cash                                                 3            14
    Accounts receivable                                            (7)          (27)
    Escrows for taxes                                             120            55
    Other assets                                                   (4)           --
    Accounts payable                                             (120)          100
    Tenant security deposit liabilities                            (4)          (13)
    Accrued taxes                                                (174)          (77)
    Other liabilities                                             (29)          (27)

      Net cash provided by operating activities                   146           304

Cash flows from investing activities:
  Property improvements and replacements                         (120)         (183)
  Deposits to restricted escrows                                  (29)           --

      Net cash used in investing activities                      (149)         (183)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (55)          (62)
  Loan costs                                                       (9)           (4)

      Net cash used in financing activities                       (64)          (66)

Net (decrease) increase in cash                                   (67)           55

Cash and cash equivalents at beginning of period                  877           451

Cash and cash equivalents at end of period                   $    810      $    506

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $    410      $    422

          See Accompanying Notes to Consolidated Financial Statements

e)                             ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in Angeles Partner IX's (the "Partnership") annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.


NOTE B - TRANSACTION WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and affiliates for the three months ended March 31, 1997 and 1996:


                                            1997           1996
                                             (in thousands)

Property management fees                    $ 93           $ 91
Reimbursement of services
  of affiliates                               55             61

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:


                                                        Average Occupancy
Property                                                1997           1996

Pines of Northwest Crossing Apartments                   92%            90%
  Houston, Texas

Panorama Terrace Apartments (1)                          90%            94%
  Birmingham, Alabama

Forest River Apartments (2)                              89%            95%
  Gadsden, Alabama

Village Green Apartments                                 93%            92%
  Montgomery, Alabama

Rosemont Crossing Apartments (3)                         94%            88%
  San Antonio, Texas



(1)Occupancy at Panorama Terrace Apartments decreased due to 1600 new units built in the Birmingham area, which has softened the rental market.

(2)Occupancy at Forest River Apartments has decreased due to the attractive incentives that Gadsden area finance companies are offering to first time home buyers. Additionally, 20% of renters in this market are students who did not move in until mid first-quarter.

(3)Occupancy at Rosemont Crossing has increased due to a stronger rental market and attractive move-in specials.


The Partnership's net loss for the three months ended March 31, 1997, was $121,000 verses $168,000 for the three months ended March 31, 1996. The decreased net loss is the result of increased rental revenues.

The increase in rental revenues for the three months ended March 31, 1997, is a result of increases in occupancy at Rosemont Crossing Apartments, The Pines of Northwest Crossing Apartments and Village Green Apartments. This was partially offset by a decrease in occupancy at Panorama Terrace Apartments and Forest River Apartments. In addition, rental revenues increased as a result of increased rental rates at all of the Partnership's investment properties. Operating expenses increased due to increased rental incentives and advertising in an effort to boost occupancy at the Partnership's investment properties. Additionally, operating expenses increased due to increased utility expenses. Maintenance expenses decreased as a result of a decrease in non-recurring repairs at Panorama Terrace Apartments, Village Green Apartments and the Pines of Northwest Crossing Apartments. During the first quarter of 1996, Village Green Apartments underwent major landscaping and Panorama Terrace Apartments and the Pines of Northwest Crossing Apartments underwent non-recurring work on the exterior of the buildings.

Included in maintenance expense for the three months ended March 31, 1997, is $36,000 of major repairs and maintenance comprised of exterior painting and major landscaping. Included in maintenance expense for the three months ended March 31, 1996, is $14,000 of major repairs and maintenance comprised of exterior and interior building improvements.

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

At March 31, 1997, the Partnership had unrestricted cash of $810,000 versus $506,000 at March 31, 1996. Net cash provided by operating activities decreased primarily due to a decrease in accounts payable and accrued taxes, which is due to the timing of such payments. This was partially offset by a decrease in escrows for taxes, as such tax payments were funded by amounts held in escrow. Net cash used in investing activities decreased due to a decrease in property improvements and replacements. Net cash used in financing activities decreased as a result of a reduction in payments on mortgage notes due to the refinancing of the mortgage note secured by Village Green Apartments in 1996.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash for these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,924,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. In November 1996, the Partnership refinanced the mortgage debt secured by Village Green Apartments. The new loan has a principal amount of $4,900,000 and has a maturity date of November 1, 2003. This note carries an interest rate of 7.33% per annum. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid during the three months ended March 31, 1997, or the three months ended March 31, 1996.


                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits: Exhibit 27, Financial Data Schedule, is filed as and exhibit to this report.

     (b)No reports on Form 8-K were filed during the three months ended March 31, 1997.



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



                             Date:  May 13, 1997