Form 10QSB
period 1997-06-30
ANGELES PARTNERS IX
filed 1997-08-07
CIK 313499

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


                 For the quarterly period ended June 30, 1997

                                      or

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

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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

                                June 30, 1997



Assets
  Cash and cash equivalents:
     Unrestricted                                            $     808
     Restricted--tenant security deposits                          122
  Accounts receivable                                               36
  Escrows for taxes                                                260
  Restricted escrows                                               645
  Other assets                                                     626
  Investment properties:
     Land                                      $   3,083
     Buildings and related personal property      33,291
                                                  36,374
     Less accumulated depreciation               (21,790)       14,584
                                                             $  17,081

  Liabilities and Partners' Deficit
  Liabilities
     Accounts payable                                        $     144
     Tenant security deposits                                      123
     Accrued taxes                                                 262
     Other liabilities                                             189
     Mortgage notes payable                                     19,874

  Partners' Deficit
     General partner                           $    (210)
     Limited partners (19,975 units
          issued and outstanding)                 (3,301)       (3,511)
                                                             $  17,081

         See Accompanying Notes to Consolidated Financial Statements

b)                               ANGELES PARTNERS IX
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                    1997        1996        1997         1996
Revenues:
   Rental income               $  1,781      $  1,773   $  3,566    $  3,495
   Other income                      87            85        185         183
     Total revenues               1,868         1,858      3,751       3,678

Expenses:
   Operating                        685           697      1,377       1,341
   General and administrative        59            79        125         133
   Maintenance                      348           289        593         596
   Depreciation                     452           423        895         834
   Interest                         438           456        875         913
   Property taxes                   107           114        217         229
   Bad debt                         (11)           --         --          --
     Total expenses               2,078         2,058      4,082       4,046

       Net loss                $   (210)     $   (200)  $   (331)   $   (368)

Net loss allocated to
   general partner (1%)        $     (2)     $     (2)  $     (3)   $     (4)
Net loss allocated to
   limited partners (99%)          (208)         (198)      (328)       (364)

       Net loss                $   (210)     $   (200)  $   (331)   $   (368)

Net loss per limited
   partnership unit            $ (10.41)     $ ( 9.91)  $ (16.42)   $ (18.22)

             See Accompanying Notes to Consolidated Financial Statements


c)                                ANGELES PARTNERS IX
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                  Limited
                                Partnership    General     Limited
                                   Units       Partner     Partners      Total
Original capital contributions    20,000     $      1    $  20,000     $  20,001

Partners' deficit at
  December 31, 1996               19,975     $   (207)   $  (2,973)    $  (3,180)

Net loss for the six months
  ended June 30, 1997                 --           (3)        (328)         (331)

Partners' deficit at
  June 30, 1997                   19,975     $   (210)   $  (3,301)    $  (3,511)

              See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS IX

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                          Six Months Ended
                                                              June 30,
                                                           1997         1996
Cash flows from operating activities:
  Net loss                                             $  (331)     $  (368)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                           895          834
    Amortization of loan costs and discounts                57           71
    Change in accounts:
      Restricted cash                                        5           28
      Accounts receivable                                   20          (38)
      Escrows for taxes                                     38          (49)
      Other assets                                         (61)          --
      Accounts payable                                    (106)         (17)
      Tenant security deposit liabilities                   (6)         (28)
      Accrued taxes                                        (67)          37
      Other liabilities                                     (9)          25

         Net cash provided by operating activities         435          495

Cash flows from investing activities:
  Property improvements and replacements                  (321)        (397)
  Deposits to restricted escrows                           (65)         (10)
  Receipts from restricted escrows                          --           18

         Net cash used in investing activities            (386)        (389)

Cash flows from investing activities:
  Payments on mortgage notes payable                      (110)        (127)
  Loan costs                                                (8)         (21)

         Net cash used in financing activities            (118)        (148)

Net decrease in unrestricted cash and cash
  equivalents                                              (69)         (42)

Unrestricted cash and cash equivalents at
  beginning of period                                      877          451

Unrestricted cash and cash equivalents at
  end of period                                        $   808      $   409

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $   820      $   842

           See Accompanying Notes to Consolidated Financial Statements


 e)                              ANGELES PARTNERS IX
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


 NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

 The following amounts were paid to the General Partner and affiliates for the six months ended June 30, 1997 and 1996:


                                         1997          1996
                                          (in thousands)
 Property management fees (included
    in operating expenses)               $186          $184
 Reimbursement of services
    of affiliates (included in
    general and administrative
    expenses)                              84            93

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


NOTE C - REFINANCE OF MORTGAGE NOTE PAYABLE

On November 1, 1996, the Partnership refinanced the mortgage debt secured by Village Green Apartments. The new loan had a principal amount of $4,900,000 and has a maturity date of November 1, 2003. This note carries a stated interest rate of 7.33% per annum and replaced debt that matured in June 1997 and carried a 9.875% stated interest rate.

NOTE D - LAWSUIT AT THE PINES OF NORTHWEST CROSSING

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consists of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                        Average Occupancy
Property                                                1997           1996

Pines of Northwest Crossing Apartments                   91%            92%
  Houston, Texas (1)

Panorama Terrace Apartments                              91%            93%
  Birmingham, Alabama (2)

Forest River Apartments                                  91%            94%
  Gadsden, Alabama (3)

Village Green Apartments                                 91%            93%
  Montgomery, Alabama (2)

Rosemont Crossing Apartments                             94%            88%
  San Antonio, Texas (4)

(1) The General Partner believes that occupancy will improve as a result of exterior building improvements, as discussed below.

(2) Occupancy at Panorama Terrace Apartments and Village Green Apartments is consistent with the Birmingham and Montgomery markets, which have occupancy rates of approximately 91%.

(3) Occupancy at Forest River Apartments has decreased due to the attractive incentives that Gadsden area finance companies are offering to first time home buyers.

(4) Occupancy at Rosemont Crossing Apartments has increased due to a stronger rental market and attractive move-in specials.

The Partnership's net losses for the three and six months ended June 30, 1997, were approximately $210,000 and $331,000, respectively, versus $200,000 and $368,000 for the corresponding periods of 1996. The decreased net loss for the first six months of 1997 versus the first six months of 1996 is primarily due to increases in rental revenue.

Rental income increased for the three and six months ended June 30, 1997, as a result of increased occupancy at Rosemont Crossing Apartments and increased rental rates at Village Green Apartments and Forest River Apartments. Partially offsetting the increase in rental income for the six months ended June 30, 1997, was an increase in operating and depreciation expense. Operating expenses increased due to increased rental incentives and advertising in an effort to increase occupancy at the Partnership's investment properties. Depreciation expense increased due to capitalized building improvements and purchases of appliances and carpeting during the second half of 1996 and the first six months of 1997. Interest expense decreased due to the refinancing in 1996 of the mortgage note secured by Village Green Apartments (See "Note C"). For the three months ended June 30, 1997, maintenance expense increased compared to the corresponding period in 1996. This increase occurred primarily as a result of the start of an exterior renovation project, during the second quarter of 1997, at the Pines of Northwest Crossing Apartments. These improvements are necessary in order to improve the appearance of the apartment complex in order to remain competitive in the market area.

Included in maintenance expense for the six months ended June 30, 1997, is $104,000 of major repairs and maintenance comprised of exterior building improvements, exterior painting and major landscaping. Included in maintenance expense for the six months ended June 30, 1996, is $146,000 of major repairs and maintenance comprised of exterior building improvements, swimming pool repairs, and major landscaping.

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

At June 30, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $808,000, compared to approximately $409,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to the timing of payments for accounts payable and accrued taxes. This was offset slightly by the decreased net loss, as discussed above, and decreased escrows for taxes. Net cash used in investing activities remained stable due to decreased purchases of property improvements and replacements, offset by increased deposits to restricted escrows. Net cash used in financing activities decreased due to decreased principal payments resulting from the refinancing in 1996 of the mortgage note secured by Village Green Apartments. Also, loan costs were paid in January 1997 that relate to the refinancing.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $19,874,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in the six months ended June 30, 1997, or the six months ended June 30, 1996.


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

    (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.


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

                           Date: August 7, 1997