Form 10QSB
period 1997-09-30
ANGELES PARTNERS IX
filed 1997-11-10
CIK 313499

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 1997



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

                                 (864) 239-1000
                          (Issuer's telephone number)


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

                              September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                  $     749
     Restricted--tenant security deposits                                117
  Accounts receivable                                                     39
  Escrows for taxes                                                      360
  Restricted escrows                                                     675
  Other assets                                                           613
  Investment properties:
     Land                                          $   3,083
     Buildings and related personal property          33,502
                                                      36,585
     Less accumulated depreciation                   (22,247)         14,338
                                                                   $  16,891

  Liabilities and Partners' Deficit
  Liabilities
     Accounts payable                                              $     130
     Tenant security deposits                                            118
     Accrued taxes                                                       369
     Other liabilities                                                   191
     Mortgage notes payable                                           19,822
  Partners' Deficit
     General partner                               $    (213)
     Limited partners (20,000 units
          issued and 19,975 outstanding)              (3,526)         (3,739)
                                                                   $  16,891

          See Accompanying Notes to Consolidated Financial Statements

b)                               ANGELES PARTNERS IX
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended      Nine Months Ended
                                        September 30,          September 30,
                                       1997         1996         1997        1996
Revenues:
   Rental income                   $  1,772     $  1,798     $  5,338    $  5,293
   Other income                         110           99          295         282
     Total revenues                   1,882        1,897        5,633       5,575

Expenses:
   Operating                            687          687        2,064       2,028
   General and administrative            78           72          203         205
   Maintenance                          344          343          937         939
   Depreciation                         457          432        1,352       1,266
   Interest                             436          526        1,311       1,439
   Property taxes                       108          112          325         341
     Total expenses                   2,110        2,172        6,192       6,218

Loss before extraordinary item         (228)        (275)        (559)       (643)

Extraordinary loss on
   extinguishment of debt                --         (173)          --        (173)

       Net loss                    $   (228)    $   (448)    $   (559)   $   (816)

Net loss allocated to
   general partner (1%)            $     (2)    $     (4)    $     (6)   $     (8)
Net loss allocated to
   limited partners (99%)              (226)        (444)        (553)       (808)

       Net loss                    $   (228)    $   (448)    $   (559)   $   (816)

Per limited partnership unit:
 Loss before extraordinary item    $ (11.31)    $ (13.63)    $ (27.68)   $ (31.87)
 Extraordinary item                      --        (8.57)          --       (8.57)

       Net loss                    $ (11.31)    $ (22.20)    $ (27.68)   $ (40.44)

             See Accompanying Notes to Consolidated Financial Statements

c)                                ANGELES PARTNERS IX
                 CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                      (Unaudited)
                            (in thousands, except unit data)

                                    Limited
                                  Partnership     General      Limited
                                     Units        Partner      Partners         Total
Original capital contributions      20,000      $      1     $  20,000      $  20,001

Partners' deficit at
  December 31, 1996                 19,975      $   (207)    $  (2,973)     $  (3,180)

Net loss for the nine months
  ended September 30, 1997              --            (6)         (553)          (559)

Partners' deficit at
  September 30, 1997                19,975      $   (213)    $  (3,526)     $  (3,739)

              See Accompanying Notes to Consolidated Financial Statements

d)                              ANGELES PARTNERS IX
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                           1997         1996
Cash flows from operating activities:
  Net loss                                             $  (559)     $  (816)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation                                         1,352        1,266
    Amortization of loan costs and discounts                86          169
    Extraordinary loss on extinguishment of debt            --          173
    Change in accounts:
      Restricted cash                                       10           36
      Accounts receivable                                   17          (39)
      Escrows for taxes                                    (62)         (29)
      Other assets                                         (72)           2
      Accounts payable                                    (120)         (52)
      Tenant security deposit liabilities                  (11)         (36)
      Accrued taxes                                         40          150
      Other liabilities                                     (7)          51

         Net cash provided by operating activities         674          875

Cash flows from investing activities:
  Property improvements and replacements                  (532)        (611)
  Deposits to restricted escrows                           (95)         (15)
  Receipts from restricted escrows                          --          164

         Net cash used in investing activities            (627)        (462)

Cash flows from financing activities:
  Proceeds from refinancing                                 --        4,900
  Repayment of mortgage notes payable                       --       (3,888)
  Prepayment penalty                                        --         (122)
  Payments on mortgage notes payable                      (167)        (176)
  Loan costs paid                                           (8)        (102)

         Net cash (used in) provided by financing
             activities                                   (175)         612

Net (decrease) increase in unrestricted cash and
  cash equivalents                                        (128)       1,025

Unrestricted cash and cash equivalents at
  beginning of period                                      877          451

Unrestricted cash and cash equivalents at
  end of period                                        $   749      $ 1,476

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,228      $ 1,223

           See Accompanying Notes to Consolidated Financial Statements

e)                              ANGELES PARTNERS IX
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)


 NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

 The following amounts were paid to the General Partner and affiliates for the nine months ended September 30, 1997 and 1996:


                                             1997        1996
                                             (in thousands)

Property management fees                     $279        $277

Reimbursement of services of
   affiliates (includes approximately
   $8,000 and $23,000 for construction
   oversight costs for the nine months
   ended September 30, 1997 and 1996,
   respectively)                              141         174

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE C - REFINANCE OF MORTGAGE NOTE PAYABLE

In July 1996, the General Partner refinanced the mortgage debt secured by Village Green Apartments. The bridge loan, in the principal amount of $4,900,000, matured in September 1996. The Partnership exercised an option to extend the maturity date to November 1996. On November 1, 1996, the Partnership closed on the long term mortgage debt secured by Village Green Apartments. The new loan had a principal amount of $4,900,000 and has a maturity date of November 1, 2003. This note carries a stated interest rate of 7.33% per annum. Village Green Apartments incurred losses of approximately $173,000 resulting from the refinance of the mortgage note. Of these losses, $122,000 related to pre-payment penalties on the previous mortgage and the remainder of the loss was due to the write off of the unamortized loan costs.

NOTE D - LAWSUIT AT THE PINES OF NORTHWEST CROSSING

On March 4, 1994, an employee at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return back to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff seeks actual damages, exemplary damages, attorney's fees and court costs. The General Partner can not predict the outcome of this proceeding or the range of settlement for the Plaintiff, if settled in favor of the Plaintiff; however, the General Partner believes that this claim is without merit and intends to vigorously defend it.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consists of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                        Average Occupancy
Property                                                1997           1996

Pines of Northwest Crossing Apartments                   91%            92%
  Houston, Texas (1)

Panorama Terrace Apartments                              90%            94%
  Birmingham, Alabama (2)

Forest River Apartments                                  92%            94%
  Gadsden, Alabama (3)

Village Green Apartments                                 92%            93%
  Montgomery, Alabama (4)

Rosemont Crossing Apartments                             94%            90%
  San Antonio, Texas (5)

(1) The General Partner believes that occupancy will improve as a result of exterior building improvements made to improve the appearance of the complex and attract new tenants.

(2) Occupancy at Panorama Terrace Apartments decreased due to construction of new apartments in the Birmingham area and is consistent with occupancy rates in the local market. The General Partner will increase concessions in order to elevate occupancy.

(3) Occupancy at Forest River Apartments has decreased due to the attractive incentives that Gadsden area finance companies are offering to first time home buyers.

(4) Occupancy at Village Green Apartments decreased due to an increase in first time home purchases. These purchases resulted from attractive interest rates and builder specials offered in the Montgomery area. Occupancy at Village Green Apartments is consistent with the local market.

(5) Occupancy at Rosemont Crossing Apartments has increased due to a stronger rental market and attractive move-in specials.

The Partnership's net loss for the three and nine months ended September 30, 1997, was approximately $228,000 and $559,000, respectively, versus net losses of approximately $448,000 and $816,000 for the corresponding periods of 1996. The decrease in net loss for the nine months ended September 30, 1997, versus the same period in 1996 is primarily due to an increase in rental revenues, a decrease in interest expense and no extraordinary loss on extinguishment of debt. The decrease in net loss for the three months ended September 30, 1997, versus the same period in 1996, is due to a decrease in interest expense and no extraordinary loss on extinguishment of debt.

Rental revenue increased for the nine months ended September 30, 1997, as a result of increased occupancy at Rosemont Crossing Apartments and increases in rental rates at Rosemont Crossing Apartments, Forest River Apartments, The Pines of Northwest Crossing Apartments and Village Green Apartments. Interest expense decreased due to the refinancing of the mortgage note secured by Village Green Apartments (see "Note C"). The new mortgage indebtedness, which carries a stated interest rate of 7.33%, replaced previous mortgage indebtedness which carried a stated interest rate of 9.875%. In 1996, Village Green Apartments incurred extraordinary losses of approximately $173,000 resulting from the refinance of the mortgage note. Of these losses, $122,000 related to pre-payment penalties on the previous mortgage and the remainder of the loss was due to the write off of the unamortized loan costs. Partially offsetting these favorable impacts on income for the nine months ended September 30, 1997, were increases in operating and depreciation expenses. Operating expenses increased due to increased rental incentives and advertising in an effort to increase occupancy at the Partnership's investment properties. Depreciation expense increased due to the addition of depreciable assets throughout 1997.

Included in maintenance expense for the nine months ended September 30, 1997, is approximately $193,000 of major repairs and maintenance comprised of exterior building improvements, exterior painting, parking lot repairs, and major landscaping. Included in maintenance expense for the nine months ended September 30, 1996, is $161,000 of major repairs and maintenance comprised of exterior building improvements, swimming pool repairs, parking lot repairs, and major landscaping.

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

At September 30, 1997 the Partnership held unrestricted cash and cash equivalents of approximately $749,000, compared to approximately $1,476,000 at September 30, 1996. Net cash provided by operating activities decreased, despite a decreased net loss, due to an increase in other assets and the timing of payments for accounts payable and other liabilities. Net cash used in investing activities increased due to an increase in deposits to restricted escrow and a decrease in receipts from restricted escrows. Net cash used in financing activities increased resulting from the net proceeds received from the refinancing in 1996 of Village Green Apartments offset, in part, by the repayment of the mortgage debt that was refinanced, payment of associated loan costs and the prepayment penalty.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $19,822,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in the nine months ended September 30, 1997, or the nine months ended September 30, 1996.


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

    (b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

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


                           Date: November 10, 1997