Form 10KSB
period 1997-12-31
ANGELES PARTNERS IX
filed 1998-03-13
CIK 313499

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,512,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnerships interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Angeles Partners IX (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated September 12, 1979. The General Partner of the Partnership is Angeles Realty Corporation, a California corporation (hereinafter referred to as the "General Partner" or "ARC"). ARC is wholly owned by MAE GP Corporation ("MAE GP") which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is now a wholly-owned subsidiary of IPT.

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


ITEM 2.     DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                            Date of
Property                    Purchase       Type of Ownership          Use

The Pines of Northwest
Crossing Apartments         05/30/80  Fee ownership, subject to    Apartment -
 Houston, Texas                       first and second mortgages    412 units

Panorama Terrace Apartments 06/30/80  Fee ownership, subject to a  Apartment -
 Birmingham, Alabama                  first mortgage                227 units

Forest River Apartments     12/29/80  Fee ownership, subject to    Apartment -
 Gadsden, Alabama                     first and second mortgages    248 units

Village Green Apartments    12/31/80  Fee ownership, subject to    Apartment -
 Montgomery, Alabama                  a first mortgage              337 units

Rosemont Crossing           12/31/80  Fee ownership, subject to    Apartment -
 San Antonio, Texas                   first and second mortgages    217 units

SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                              Gross
                            Carrying   Accumulated                     Federal
Property                      Value   Depreciation    Rate    Method  Tax Basis

The Pines of Northwest
  Crossing Apartments        $11,056   $ 6,424      5-25 yrs    (1)   $ 5,215
Panorama Terrace Apartments    8,481     5,414      5-25 yrs    (1)     3,974
Forest River Apartments        4,974     3,398      5-25 yrs    (1)     1,881
Village Green Apartments       8,014     5,346      5-25 yrs    (1)     3,392
Rosemont Crossing Apartments   4,335     2,137      5-19 yrs    (1)     2,335

                             $36,860   $22,719                        $16,797

  (1) Straight-line and accelerated methods used.

See "Note A" of the financial statements included in "Item 7." for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                             Principal                                 Principal
                             Balance At                                 Balance
                            December 31, Interest    Period  Maturity    Due At
Property                        1997       Rate    Amortized   Date     Maturity

The Pines of Northwest
  Crossing Apartments
     1st mortgage           $   4,813      7.83%      (2)    10/15/03  $   4,338
     2nd mortgage                 156      7.83%      (4)    10/15/03        156

Panorama Terrace Apartments
     1st mortgage               3,818     10.13%      (3)    08/10/02      3,590

Forest River Apartments
     1st mortgage               3,256      7.83%      (2)    10/15/03      2,935
     2nd mortgage                 106      7.83%      (4)    10/15/03        106

Village Green Apartments
    1st mortgage                4,849      7.33%      (1)    11/01/03      4,489

Rosemont Crossing Apts.
     1st mortgage               2,831      7.83%      (2)    10/15/03      2,552
     2nd mortgage                  92      7.83%      (4)    10/15/03         92

                               19,921                                  $  18,258
Less unamortized
     discounts                   (153)
                            $  19,768

     (1) The principal balance is being amortized over 360 months with a balloon payment due November 1, 2003.
     (2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.
     (3) The principal balance is being amortized over 360 months with a balloon payment due August 10, 2002.
     (4)  Interest only payments.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1997 and 1996 for each property:


                                        Average Annual        Average Annual
                                         Rental Rates           Occupancy
Property                               1997        1996       1997     1996

The Pines of Northwest
  Crossing Apartments (1)          $ 5,249/unit$ 5,116/unit    91%      92%
Panorama Terrace Apartments (2)      7,186/unit  7,057/unit    90%      94%
Forest River Apartments (3)          4,670/unit  4,469/unit    93%      93%
Village Green Apartments (4)         5,161/unit  5,045/unit    92%      93%
Rosemont Crossing Apartments (5)     5,526/unit  5,553/unit    93%      91%

(1) Occupancy at The Pines of Northwest Crossing Apartments decreased and remained low through 1997 as a result of low interest rates attracting new home buyers. The General Partner believes that occupancy will improve as a result of exterior building improvements made to improve the appearance of the complex and attract new tenants.

(2) Occupancy at Panorama Terrace Apartments decreased due to low interest rates attracting first time home buyers. Additionally, competition has increased in the Birmingham area due to the completion of 1,900 new units.

(3) Forest River Apartments occupancy remains low as a result of a weakened economy in the Gadsden market.

(4) Village Green Apartments low occupancy is attributed to a soft rental market in the Montgomery area resulting from low interest rates attracting first time home buyers.

(5) Occupancy at Rosemont Crossing Apartments increased due to the market becoming stronger and move-in specials attracting new tenants. The efforts to increase occupancy have; however, resulted in a slight decrease in the average annual rental rate. Although the San Antonio market is strengthening, it remains relatively soft due to overconstruction as well as low interest rates attracting first time home buyers.

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

Real estate taxes (dollar amounts in thousands) and rates in 1997 for each property were:


                                                 1997           1997
                                                Billing         Rate

The Pines of Northwest Crossing Apartments     $ 166            3.08%
Panorama Terrace Apartments                       77*           6.26%
Forest River Apartments                           46*           4.90%
Village Green Apartments                          55*           3.45%
Rosemont Crossing Apartments                      65            2.80%


*Due to this property having a tax year different than its fiscal year, the tax bill does not equal tax expense.


ITEM 3.    LEGAL PROCEEDINGS

On March 4, 1994, an employee at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff was seeking actual damages, exemplary damages, attorney's fees and court costs. A settlement was reached with the plaintiff subsequent to December 31, 1997. A liability has been recorded in the financial statements at December 31, 1997, in connection with the settlement.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fourth quarter of 1997.


                                         PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units during its offering period through September 12, 1979, and currently has 1,851 Limited Partners of record and 19,975 units outstanding. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

No distributions were made during the years ended December 31, 1997 and 1996. Future cash distributions will be dependent on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report. Operating expenses also increased due to an increase in maintenance expense resulting from exterior building improvements to repair the exterior siding and balconies at the Pines of Northwest Crossing.

RESULTS OF OPERATIONS

The Partnership's net loss for the year ended December 31, 1997, was approximately $971,000 versus a net loss of approximately $912,000 for the year ended December 31, 1996. The Partnership's net loss before extraordinary item for the years ended December 31, 1997 and 1996, were $971,000 and $739,000, respectively. The increase in net loss before extraordinary loss on early extinguishment of debt is due to an increase in operating and depreciation expenses. Operating expenses increased primarily due to increased rental incentives and advertising in an effort to increase occupancy at the Partnership's investment properties. Depreciation expense increased due to the addition of depreciable assets throughout 1997. Partially offsetting these increased expenses were increases in rental revenue and other income, and a decrease in interest expenses. Although occupancy was stable or declining at The Pines of Northwest Crossing Apartments, Panorama Terrace Apartment, Forest River Apartments, and Village Green Apartments, rental revenue increased as a result of an increase in rental rates at all of these investment properties. Other income increased for the year ended December 31, 1997, primarily as a result of more aggressive collections of fees from the tenants at Rosemont Crossing Apartments, Forest River Apartments and Village Green Apartments. Interest expense decreased due to the refinancing of the mortgage note secured by Village Green Apartments during the year ended December 31, 1996 (see "Note B"). The new mortgage indebtedness, which carries a stated interest rate of 7.33%, replaced previous mortgage indebtedness which carried a stated interest rate of 9.875%.

The Partnership recognized an extraordinary loss on early extinguishment of debt for the year ended December 31, 1996, of approximately $173,000. This loss was the result of the refinancing of Village Green Apartments in 1996. The Partnership paid prepayment penalties of $122,000 and wrote off amortized loan costs of approximately $51,000.

Included in operating expenses for the year ended December 31, 1997, was approximately $369,000 of major repairs and maintenance comprised mainly of exterior building improvements, major landscaping, exterior painting, window treatments and parking lot repairs. Included in operating expenses for the year ended December 31, 1996, was approximately $379,000 of major repairs and maintenance comprised mainly of parking lot repairs, major landscaping, interior and exterior building improvements and exterior painting.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $683,000, compared to approximately $877,000 at December 31, 1996. For the year ended December 31, 1997, net cash decreased approximately $194,000. Net cash increased approximately $426,000 for the year ended December 31, 1996. Net cash provided by operating activities decreased due to an increase in other assets and a decrease in accrued taxes. The increase in other assets was due to an increase in prepaid expenses while the decrease in accrued taxes was due to the timing of payments. Net cash used in investing activities decreased as a result of fewer property improvements and replacements made in 1997, compared to 1996. Net cash used in financing activities during 1997 resulted primarily from payments on mortgage notes payable. Net cash provided by financing activities during 1996 resulted from the net proceeds received from the refinancing in 1996 of Village Green Apartments offset, in part, by the repayment of the mortgage debt that was refinanced, payment of associated loan costs and the prepayment penalty.

The Partnership's primary source of cash is from the operations of its properties and from financing placed on such properties. Cash from these sources is utilized for property operations, capital improvements, and/or repayment of debt. The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,768,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. In November 1996, the Partnership refinanced the mortgage debt secured by Village Green Apartments. The new loan had a principal amount of $4,900,000 and has a maturity date of November 1, 2003. This note carries an interest rate of 7.33% per annum. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. No cash distributions were paid in 1997 or 1996.


YEAR 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7. FINANCIAL STATEMENTS


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS


       Report of Independent Auditors

       Consolidated Balance Sheet - December 31, 1997

       Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

       Consolidated Statement of Changes in Partners' Deficit - Years ended
         December 31, 1997 and 1996

       Consolidated Statements of Cash Flows - Years ended December 31, 1997 and 1996

       Notes to Consolidated Financial Statements







              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                     /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998







                              ANGELES PARTNERS IX
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                $    683
  Receivables and deposits                                      389
  Restricted escrows                                            706
  Other assets                                                  568
  Investment properties (Notes B and E):
     Land                                     $   3,083
     Buildings and related personal property     33,777
                                                 36,860
     Less accumulated depreciation              (22,719)     14,141

                                                           $ 16,487

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                         $    298
  Tenant security deposits                                      115
  Accrued taxes                                                 224
  Other liabilities                                             233
  Mortgage notes payable (Notes B and E)                     19,768

Partners' Deficit
  General partner                             $    (217)
  Limited partners (19,975 units issued
     and outstanding)                            (3,934)     (4,151)

                                                           $ 16,487

          See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                 Years Ended December 31,
                                                    1997         1996
Revenues:
  Rental income                                   $ 7,123     $ 7,094
  Other income                                        389         368
   Total revenues                                   7,512       7,462

Expenses:
  Operating                                         4,234       3,993
  General and administrative                          270         274
  Depreciation                                      1,824       1,717
  Interest                                          1,744       1,808
  Property taxes                                      411         409
   Total expenses                                   8,483       8,201

   Loss before extraordinary item                    (971)       (739)

Extraordinary item - loss on early
  extinguishment of debt (Note F)                      --        (173)

   Net loss                                       $  (971)    $  (912)

Net loss allocated to
  general partner (1%)                            $   (10)    $    (9)
Net loss allocated to
  limited partners (99%)                             (961)       (903)

   Net loss                                       $  (971)    $  (912)

Per limited partnership unit:
  Loss before extraordinary item                  $(48.11)    $(36.63)
  Extraordinary item                                   --       (8.57)

   Net loss                                       $(48.11)    $(45.20)

         See Accompanying Notes to Consolidated Financial Statements



                              ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General     Limited
                                   Units     Partner    Partners      Total

Original capital contributions    20,000     $     1      $20,000  $  20,001

Partners' deficit at
December 31, 1995                 19,975     $  (198)     $(2,070) $  (2,268)

Net loss for the year ended
December 31, 1996                     --          (9)        (903)      (912)

Partners' deficit at
December 31, 1996                 19,975        (207)      (2,973)    (3,180)

Net loss for the year ended
December 31, 1997                     --         (10)        (961)      (971)

Partners' deficit at
December 31, 1997                 19,975     $  (217)     $(3,934) $  (4,151)

             See Accompanying Notes to Consolidated Financial Statements


                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                          Years Ended December 31,
                                                              1997        1996
Cash flows from operating activities:
  Net loss                                                $   (971)     $   (912)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation                                            1,824         1,717
     Amortization of discounts and loan costs                  113           120
     Extraordinary loss on early extinguishment of debt         --           173
     Change in accounts:
       Receivables and deposits                                 92           (42)
       Other assets                                            (48)           (7)
       Accounts payable                                         40            46
       Tenant security deposit liabilities                     (13)          (46)
       Accrued taxes                                          (105)           90
       Other liabilities                                        42           (61)

          Net cash provided by operating activities            974         1,078

Cash flows from investing activities:
  Property improvements and replacements                      (807)       (1,062)
  Deposits to restricted escrows, net                         (126)         (115)

          Net cash used in investing activities               (933)       (1,177)

Cash flows from financing activities:
  Prepayment penalty                                            --          (122)
  Proceeds from mortgage notes payable                          --         9,800
  Repayments of mortgage notes payable                          --        (8,788)
  Payments on mortgage notes payable                          (227)         (223)
  Loan costs                                                    (8)         (142)

          Net cash (used in) provided by
            financing activities                              (235)          525

Net (decrease) increase in cash and cash equivalents          (194)          426

Cash and cash equivalents at beginning of year                 877           451

Cash and cash equivalents at end of year                  $    683      $    877

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  1,634      $  1,688

          See accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS IX
                   Notes to Consolidated Financial Statements
                               December 31, 1997

NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a California limited partnership organized on September 12, 1979, to acquire and operate residential properties. The Partnership's general partner is Angeles Realty Corporation ("ARC" or the "General Partner"), which is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia. Thus the General Partner is a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates five residential properties located in or near major urban areas in the United States.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interest in Houston Pines, Ltd. The Partnership may remove the General Partner of Houston Pines; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the financial statements.

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

Depreciation: Depreciation is computed using the straight-line and accelerated methods over the estimated lives of the investment properties and related personal property. For federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions over 6-20 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than ninety days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from all apartment tenants for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged the space and is current on rental payments.

Loan Costs: Loan costs of approximately $838,000 are included in "Other assets" in the accompanying balance sheet and are being amortized on a straight-line basis over the life of the related loans. At December 31, 1997, accumulated amortization is approximately $350,000.

RESTRICTED ESCROWS:

Capital Improvement Reserves - At the time of the refinancing of Forest River Apartments, Rosemont Crossing Apartments, and The Pines of Northwest Crossing Apartments' mortgage notes payable in 1993, $997,000 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. As of December 31, 1997, the scheduled property improvements have been made, and a refund has been requested for the remaining escrow balance of approximately $12,000.

At the time of the refinancing of Village Green Apartments mortgage note payable in 1996, $251,000 of the proceeds were designated for "capital improvement escrow" for certain capital improvements. At December 31, 1997, the balance in this escrow was approximately $255,000, which includes interest earned on these funds.

Reserve Account - In addition to the 1993 establishment of Capital Improvement Escrows, general Reserve Accounts of $283,000 were established with the refinancing proceeds for the refinanced properties. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the reserve accounts until the reserve accounts equal $400 per apartment unit, or $351,000 in total. At December 31, 1997, the balance in these accounts was approximately $321,000.

Replacement Reserve Escrow - In addition to the above escrows, Village Green Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. The property is required to deposit $4,000 per month until the escrow balance reaches $126,000. As of December 31, 1997, the balance in this account is approximately $117,000.

Investment Properties: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were necessary.

Leases: The Partnership generally leases apartment units for twelve-month terms or less.

Fair Value: The Partnership believes that the carrying amount of its financial instruments (except for long-term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments based on estimated borrowing rates currently available to the Partnership, approximates its carrying value.

Advertising Costs: Advertising costs of approximately $157,000 and $139,000, for the years ended December 31, 1997 and 1996, respectively, are charged to expense as incurred and are included in "Operating expenses" in the accompanying statements of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


NOTE B - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):





                             Principal    Monthly                         Principal
                             Balance At   Payment     Stated               Balance
                            December 31, Including   Interest   Maturity   Due At
Property                        1997      Interest     Rate       Date    Maturity
The Pines of Northwest
 Crossing Apartments
 1st mortgage               $   4,813    $  37        7.83%     10/15/03  $ 4,338
 2nd mortgage (1)                 156        1        7.83%     10/15/03      156

Panorama Terrace Apartments
 1st mortgage                   3,818       35        10.13%    08/10/02    3,590

Forest River Apartments
 1st mortgage                   3,256       25        7.83%     10/15/03    2,935
 2nd mortgage (1)                 106        1        7.83%     10/15/03      106

Village Green Apartments
 1st mortgage                   4,849       34        7.33%     11/01/03    4,489

Rosemont Crossing
Apartments
 1st mortgage                   2,831       22        7.83%     10/15/03    2,552
 2nd mortgage (1)                  92        1        7.83%     10/15/03       92

                               19,921    $ 156                            $18,258
Less unamortized
 discounts (2)                   (153)
                            $  19,768

(1)  Interest only payments.
(2) The Partnership exercised an interest rate buy-down option for the Pines of Northwest Crossing Apartments, Forest River Apartments and Rosemont Crossing Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $231,000 and is being amortized as a mortgage discount on the interest method over the life of the related loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.


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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997, are as follows:(in thousands)


                 1998                    $    246
                 1999                         266
                 2000                         289
                 2001                         313
                 2002                       3,904
              Thereafter                   14,903
                                         $ 19,921

NOTE C - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss:
(in thousands)


                                                1997           1996

Net loss as reported                        $   (971)      $   (912)
Add (deduct):
      Depreciation differences                   787            747
      Unearned income                             40            (20)
      Discounts on mortgage notes payable         (2)            (3)
      Other                                       45             16

Federal taxable loss                        $   (101)      $   (172)

Federal taxable loss per
      limited partnership unit              $  (5.01)      $  (8.52)

The following is a reconciliation at December 31, 1997, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities: (in thousands)


Net deficit as reported                   $ (4,151)
Land and buildings                           5,614
Accumulated depreciation                    (2,958)
Syndication and distribution costs           2,036
Other                                          160

Net assets - Federal tax basis            $    701


NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and affiliates in 1997 and 1996: (in thousands)


                                                 1997          1996

Property management fees (included
  in operating expenses)                      $  373        $  372
Reimbursement of services (included
  in investment properties, operating
  expenses and general and administrative
  expenses)                                      208           232

Included in "Reimbursement of services of affiliates" is approximately $24,000 and approximately $25,000 for construction oversight reimbursements in 1997 and 1996, respectively.

A director of Insignia Financial Group, Inc., is affiliated with a professional legal association that received fees of approximately $12,000 in connection with the refinancing of Village Green Apartments in 1996.

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


NOTE E - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(dollar amounts in thousands)


                                               Initial Cost
                                               To Partnership
                                                                     Cost
                                                     Buildings    Capitalized
                                                    and Related    (Removed)
                                                     Personal    Subsequent to
Description                 Encumbrances     Land    Property     Acquisition

The Pines of Northwest
   Crossing Apartments      $  4,969      $ 1,641   $  7,399     $  2,016

Panorama Terrace Apartments    3,818          473      6,262        1,746

Forest River Apartments        3,362          123      4,189          662

Village Green Apartments       4,849          409      5,786        1,819

Rosemont Crossing Apts.        2,923          437      3,933          (35)

   Totals                  $  19,921      $ 3,083   $ 27,569     $  6,208


                             Gross Amount at Which Carried
                                  At December 31, 1997
                                       Buildings
                                      And Related
                                        Personal           Accumulated    Date    Depreciable
Description                    Land     Property   Total   Depreciation Acquired  Life-Years

The Pines of Northwest
 Crossing Apartments        $ 1,641   $  9,415    $ 11,056 $   6,424    05/30/80     5-25

Panorama Terrace Apartments     473      8,008       8,481     5,414    06/30/80     5-25

Forest River Apartments         123      4,851       4,974     3,398    12/29/80     5-25

Village Green Apartments        409      7,605       8,014     5,346    12/31/80     5-25

Rosemont Crossing Apartments    437      3,898       4,335     2,137    12/31/80     5-19

  Totals                    $ 3,083   $ 33,777    $ 36,860 $  22,719


Reconciliation of "Investment Properties and Accumulated Depreciation":


                                         Years Ended December 31,
                                             1997          1996
Investment Properties

Balance at beginning of year             $ 36,053        $ 34,991
   Property improvements                      807           1,062
Balance at end of year                   $ 36,860        $ 36,053

Accumulated Depreciation

Balance at beginning of year             $ 20,895        $ 19,178
   Additions charged to expense             1,824           1,717
Balance at end of year                   $ 22,719        $ 20,895

The aggregate cost of the investment property for Federal income tax purposes at December 31, 1997 and 1996, is $42,474,000 and $41,667,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $25,677,000 and $24,641,000.

NOTE F - EXTINGUISHMENT OF DEBT

An extraordinary loss of approximately $173,000 for the year ended December 31, 1996, was recognized as a result of the refinancing of the Village Green Apartments' mortgage note. Approximately $122,000 of this loss related to pre-payment penalties on the previous mortgage and the remainder of the loss, or approximately $51,000 was due to the write-off of unamortized loan costs.

NOTE G - SUBSEQUENT EVENT

On March 4, 1994, an employee at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff was seeking actual damages, exemplary damages, attorney's fees and court costs. A settlement of approximately $42,000 was reached with the Plaintiff subsequent to December 31, 1997. A liability has been recorded in the accompanying financial statements at December 31, 1997 in connection with this settlement.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Registrant has no officers or directors. The names of the directors and executive officers of Angeles Realty Corporation ("ARC" or the "General Partner"), the Partnership's general partner their ages and the nature of all positions with ARC presently held by them are as follows:


     Name                                Age         Position

Carroll D. Vinson                        57        President and Director

Robert D. Long, Jr.                      30        Vice President and Chief
                                                   Accounting Officer

William H. Jarrard, Jr.                  51        Vice President

Daniel M. LeBey                          32        Secretary

Kelley M. Buechler                       40        Assistant Secretary


Carroll D. Vinson has been President and Director of the Managing General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, and subsidiaries since August 1994. He has acted as Chief Operating Officer of Insignia Properties Trust ("IPT"), parent of the General Partner, since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been Vice President of the General Partner since January 1998. Mr. Long MAE in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since December 1992 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and it's affiliates, as described in "Item 12." below.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1997, no person owned of record more than 5% of Limited Partnership Units of the Partnership nor was any person known by the Partnership to own of record and beneficially, or beneficially only, more than 5% of such securities.

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and affiliates in 1997 and 1996: (in thousands)


                                                 1997          1996

Property management fees                      $  373        $  372

Reimbursement of services                        208           232

Included in "Reimbursement of services of affiliates" is approximately $24,000 and approximately $25,000 for construction oversight reimbursements in 1997 and 1996, respectively.

A director of Insignia Financial Group, Inc., is affiliated with a professional legal association that received fees of approximately $12,000 in connection with the refinancing of Village Green Apartments in 1996.

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

       (b) No reports on Form 8-K were filed during the fourth quarter of 1997.



                                  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ANGELES PARTNERS IX
                                (A California Limited Partnership)
                                (Registrant)


                          By:   Angeles Realty Corporation
                                General Partner


                          By:   /s/Carroll D. Vinson
                                Carroll D. Vinson
                                President and Director


                          Date: March 13, 1998



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.




/s/Carroll D. Vinson                   President and Director
Carroll D. Vinson



/s/Robert D. Long, Jr.                 Vice President and
Robert D. Long, Jr.                    Chief Accounting Officer


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