Form 10QSB
period 1998-03-31
ANGELES PARTNERS IX
filed 1998-05-11
CIK 313499

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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


                                 (864) 239-1000
                           Issuer's telephone number



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

                                 March 31, 1998
                        (in thousands, except unit data)




Assets
  Cash and cash equivalents                                        $   845
  Receivables and deposits                                             333
  Restricted escrows                                                   482
  Other assets                                                         510
  Investment properties:
     Land                                             $  3,083
     Buildings and related personal property            33,909
                                                        36,992
     Less accumulated depreciation                     (23,178)     13,814
                                                                   $15,984

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $   126
  Tenant security deposit liabilities                                  112
  Accrued property taxes                                               153
  Other liabilities                                                    210
  Mortgage notes payable                                            19,713

Partners' Deficit
  General partner's                                   $   (219)
  Limited partners' (19,975 units issued
    and outstanding)                                    (4,111)     (4,330)
                                                                   $15,984

          See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                             March 31,
                                                       1998           1997
Revenues:
  Rental income                                     $  1,795       $  1,769
  Other income                                            85             98
    Total revenues                                     1,880          1,867

Expenses:
  Operating                                              955            921
  General and administrative                              69             66
  Depreciation                                           459            443
  Interest                                               434            437
  Property taxes                                         108            110
  Bad debt expense                                        34             11
    Total expenses                                     2,059          1,988

Net loss                                            $   (179)      $   (121)

Net loss allocated to general partner (1%)          $     (2)      $     (1)
Net loss allocated to limited partners (99%)            (177)          (120)

                                                    $   (179)      $   (121)

Net loss per limited partnership unit               $  (8.86)      $  (6.01)

          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership   General    Limited
                                   Units     Partner's  Partners'      Total

Original capital contributions    20,000      $   1      $20,000      $20,001

Partners' deficit at
   December 31, 1997              19,975      $(217)     $(3,934)     $(4,151)

Net loss for the three months
   ended March 31, 1998               --         (2)        (177)        (179)

Partners' deficit at
  March 31, 1998                  19,975      $(219)     $(4,111)     $(4,330)

          See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                               1998      1997
Cash flows from operating activities:
  Net loss                                                    $ (179)   $ (121)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                                 459       443
    Amortization of loan costs and discounts                      28        28
    Bad debt expense                                              34        11
    Change in accounts:
      Receivables and deposits                                    22       116
      Other assets                                                35        (4)
      Accounts payable                                          (172)     (128)
      Tenant security deposit liabilities                         (3)       (4)
      Accrued property taxes                                     (71)     (174)
      Other liabilities                                          (23)      (21)

        Net cash provided by operating activities                130       146

Cash flows from investing activities:
  Property improvements and replacements                        (132)     (120)
  Net withdrawals from (deposits to) restricted escrows          224       (29)

        Net cash provided by (used in) investing activities       92      (149)

Cash flows from financing activities:
  Payments on mortgage notes payable                             (60)      (55)
  Loan costs paid                                                 --        (9)

        Net cash used in financing activities                    (60)      (64)

Net increase (decrease) in cash and cash equivalents             162       (67)

Cash and cash equivalents at beginning of period                 683       877

Cash and cash equivalents at end of period                    $  845    $  810

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      $  405    $  410


          See Accompanying Notes to Consolidated Financial Statements
e)
                              ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

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

NOTE B - TRANSACTION WITH AFFILIATES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. Effective February 25, 1998, the General Partner became wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). On February 25, 1998, the former owner of the Managing General Partner, MAE GP Corporation ("MAE GP"), an affiliate of Insignia, was merged into IPT. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and its affiliates for the three months ended March 31, 1998 and 1997 (in thousands):


                                                                1998     1997

Property management fees (included in operating expenses)       $ 93     $ 93
Reimbursement of services of affiliates, including
  approximately $7,000 and $5,000 of construction services
  reimbursements for the three months ended March 31,
  1998 and 1997, respectively (included in general and
  administrative and operating expenses)                          59       55


For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner, with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

On April 13, 1998, an affiliate of Insignia commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,300 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $325 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 13, 1998 (the "Offer to Purchase") and in the related Assignment of Partnership Interest (which, together with any supplemental or amendments, collectively constitute the "Offer") per Schedule 14D-9 originally filed with the Securities and Exchange Commission on April 13, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                         Average Occupancy
Property                                                1998           1997

Pines of Northwest Crossing Apartments                   94%            92%
  Houston, Texas

Panorama Terrace Apartments                              89%            90%
  Birmingham, Alabama

Forest River Apartments (1)                              93%            89%
  Gadsden, Alabama

Village Green Apartments                                 93%            93%
  Montgomery, Alabama

Rosemont Crossing Apartments (2)                         87%            94%
  San Antonio, Texas


(1)Occupancy at Forest River Apartments has increased due to the increased marketing and resident retention efforts. Additionally, the unemployment rate in the Gadsden area has dropped and the market also has benefited from an increase in jobs from some large employers in the area.

(2)Occupancy at Rosemont Crossing has decreased due to new construction in the area and low interest rates attracting first time home buyers.

The Partnership's net loss for the three months ended March 31, 1998, was approximately $179,000 compared to approximately $121,000 for the three months ended March 31, 1997. The increase in net loss is primarily attributable to an increase in operating expense. The increase in operating expenses is primarily due to an increase in exterior building repairs at The Pines of Northwest Crossing Apartments resulting from an exterior renovation project which began second quarter of 1997. These improvements are necessary in order to improve the appearance of the apartment complex in order to remain competitive in the market area. Included in operating expense for the three months ended March 31, 1998, is approximately $99,000 of major repairs and maintenance comprised primarily of exterior building repairs. Included in operating expenses for the three months ended March 31, 1997, is approximately $36,000 of major repairs and maintenance comprised primarily of exterior painting and landscaping. Also contributing to the increase in net loss was an increase in bad debt expense, which was primarily due to write-offs recorded at Rosemont Crossing during the first quarter of 1998.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $845,000, compared to approximately $810,000 at March 31, 1997. For the three months ended March 31, 1998, net cash increased approximately $162,000, compared to a net decrease of approximately $67,000 for the corresponding period in 1997. Net cash provided by operating activities decreased primarily due to an increase in operating expenses, as discussed above, and a decrease in cash provided by receivables and deposits and accounts payable due to the timing of receipts and payments. This was partially offset by a decrease in cash used for accrued property taxes due to the timing of payments. For the three months ended March 31, 1998, net cash provided by investing activities increased as a result of withdrawals being made from restricted escrows, compared to the three months ended March 31, 1997, when net cash used in investing activities included net deposits to restricted escrows. Net cash used in financing activities decreased as a result of a decrease in loan costs paid, partially offset by an increase in principal payments paid.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $19,713,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. No cash distributions were paid during the three months ended March 31, 1998, or during the three months ended March 31, 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                         PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On March 4, 1994, an employee of an affiliate of the General Partner who worked at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return back to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff seeks actual damages, exemplary damages, attorney's fees and court costs. A settlement was reached with the plaintiff, and liability is recorded in the financial statements at March 31, 1998, in connection with the settlement.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. Service on the Partnership was only recently accomplished, and the General Partner has not yet replied to the Petition.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as and exhibit to this report.

    (b) No reports on Form 8-K were filed during the three months ended March 31, 1998.



                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ANGELES PARTNERS IX

                             By:    Angeles Realty Corporation
                                    Its General Partner


                             By:    /s/ Carroll D. Vinson
                                    Carroll D. Vinson
                                    President


                             By:    /s/ Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO


                              Date: May 11, 1998