Form 10QSB
period 1998-06-30
ANGELES PARTNERS IX
filed 1998-08-06
CIK 313499

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


                  For the quarterly period ended June 30, 1998


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

                                 June 30, 1998
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                            $    738
  Receivables and deposits                                  428
  Restricted escrows                                        513
  Other assets                                              493
  Investment properties:
     Land                                    $  3,083
     Buildings and related personal property   34,157
                                               37,240
     Less accumulated depreciation            (23,633)   13,607
                                                       $ 15,779

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                     $    190
  Tenant security deposit liabilities                       113
  Accrued property taxes                                    261
  Other liabilities                                         180
  Mortgage notes payable                                 19,658

Partners' Deficit
  General partner's                          $   (222)
  Limited partners' (19,975 units issued
    and outstanding)                           (4,401)   (4,623)
                                                       $ 15,779

          See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                Three Months Ended   Six Months Ended
                                      June 30            June 30,
                                  1998      1997      1998      1997
Revenues:
   Rental income                $ 1,815   $ 1,752   $ 3,610   $ 3,521
   Other income                      87        87       172       185
     Total revenues               1,902     1,839     3,782     3,706

Expenses:
   Operating                      1,095     1,004     2,050     1,925
   General and administrative        81        59       150       125
   Depreciation                     455       452       914       895
   Interest                         432       438       866       875
   Property taxes                   109       107       217       217
   Bad debt expense                  23       (11)       57        --
     Total expenses               2,195     2,049     4,254     4,037

Net loss                        $  (293)  $  (210)  $  (472)  $  (331)

Net loss allocated to
   general partner (1%)         $    (3)  $    (2)  $    (5)  $    (3)
Net loss allocated to
   limited partners (99%)          (290)     (208)     (467)     (328)

                                $  (293)  $  (210)  $  (472)  $  (331)

Net loss per limited
   partnership unit             $(14.52)  $(10.41)  $(23.38)  $(16.42)

          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions    20,000     $     1   $20,000   $20,001

Partners' deficit at
   December 31, 1997              19,975     $  (217)  $(3,934)  $(4,151)

Net loss for the six months
   ended June 30, 1998                --          (5)     (467)     (472)

Partners' deficit at
  June 30, 1998                   19,975     $  (222)  $(4,401)  $(4,623)

          See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Six Months Ended
                                                                June 30,
                                                            1998       1997
Cash flows from operating activities:
  Net loss                                               $ (472)    $ (331)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                            914        895
    Amortization of loan costs and discounts                 56         57
    Bad debt expense                                         57         --
    Change in accounts:
      Receivables and deposits                              (96)        63
      Other assets                                           29        (61)
      Accounts payable                                     (108)      (114)
      Tenant security deposit liabilities                    (2)        (6)
      Accrued property taxes                                 37        (67)
      Other liabilities                                     (53)        (1)

        Net cash provided by operating activities           362        435

Cash flows from investing activities:
  Property improvements and replacements                   (380)      (321)
  Net withdrawals from (deposits to) restricted escrows     193        (65)

        Net cash used in investing activities              (187)      (386)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (120)      (110)
  Loan costs paid                                            --         (8)

        Net cash used in financing activities              (120)      (118)

Net increase (decrease) in cash and cash equivalents         55        (69)

Cash and cash equivalents at beginning of period            683        877

Cash and cash equivalents at end of period               $  738     $  808

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  810     $  820

          See Accompanying Notes to Consolidated Financial Statements

e)
                              ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following amounts were paid to the General Partner and its affiliates for the six months ended June 30, 1998 and 1997 (in thousands):


                                                            1998     1997

Property management fees (included in operating expenses)   $189     $186
Reimbursement of services of affiliates, (included in
  in general and administrative expenses)                    107       84

In addition, construction services reimbursements of approximately $35,000 and $5,000 were paid to an affiliate of the General Partner during the six months ended June 30, 1998 and 1997, respectively.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner, but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

On April 13, 1998, an affiliate of Insignia commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,300 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $325 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated April 13, 1998 (the "Offer to Purchase") and in the related Assignment of Partnership Interest (which, together with any supplemental or amendments, collectively constitute the "Offer") per Schedule 14D-9 originally filed with the Securities and Exchange Commission on April 13, 1998. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. On May 11, 1998, the tender offer was closed, and the Purchaser acquired 2,572 Units of limited partnership interest.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:


                                               Average Occupancy
Property                                       1998         1997

Pines of Northwest Crossing Apartments (1)     95%          91%
  Houston, Texas

Panorama Terrace Apartments                    89%          91%
  Birmingham, Alabama

Forest River Apartments                        93%          91%
  Gadsden, Alabama

Village Green Apartments                       93%          91%
  Montgomery, Alabama

Rosemont Crossing Apartments (2)               88%          94%
  San Antonio, Texas

(1) Occupancy at Pines of Northwest Crossing Apartments has increased due to exterior building improvements made to the property.

(2) Occupancy at Rosemont Crossing has decreased due to new construction in the area and low interest rates attracting first time home buyers.

The Partnership's net losses for the three and six month periods ended June 30, 1998, were approximately $293,000 and $472,000, respectively, versus net losses of approximately $210,000 and $331,000 for the corresponding periods of 1997. The increase in net loss is primarily attributable to increases in operating expense, general and administrative expense, and bad debt expense. The increase in operating expense is primarily due the continuation of the exterior renovation project which began second quarter of 1997 at The Pines of Northwest Crossing Apartments, and an increase in landscaping at Panorama Terrace Apartments. The improvements at both of these properties are necessary in order to improve the appearance of the apartment complexes in order to remain competitive in their market areas. Included in operating expense for the six months ended June 30, 1998, is approximately $243,000 of major repairs and maintenance comprised primarily of exterior building repairs and landscaping. Included in operating expenses for the six months ended June 30, 1997, is approximately $104,000 of major repairs and maintenance comprised primarily of exterior building repairs, exterior painting, and landscaping. The increase in general and administrative expense is primarily the result of increased legal fees in connection with the personal injury claim at The Pines of Northwest Crossing Apartments (see Part II, Item 1 - Legal Proceedings). Bad debt expense increased primarily due to write-offs recorded at Rosemont Crossing Apartments and The Pines of Northwest Crossing Apartments. Partially offsetting the increase in operating expense, general and administrative expense, and bad debt expense was an increase in rental revenue. Rental revenue increased due to an increase in average occupancy and average rental rates at The Pines of Northwest Crossing Apartments, Forest River Apartments, and the Village Green Apartments.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $738,000, compared to approximately $808,000 at June 30, 1997.
For the six months ended June 30, 1998, net cash increased approximately $55,000, compared to a net decrease of approximately $69,000 for the corresponding period in 1997. Net cash provided by operating activities decreased primarily due to an increase in operating and general administrative expenses as discussed above, and a decrease in net cash provided by receivables and deposits due to the timing of cash receipts. Net cash used in investing activities decreased as a result of net withdrawals being received from restricted escrows during the six months ended June 30, 1998, compared to the six months ended June 30, 1997, when net deposits were made to restricted escrows. This change was partially offset by an increase in property improvements and replacements. Net cash used in financing activities increased slightly as a result of an increase in principal payments paid, partially offset by a decrease in loan costs paid.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $19,658,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. No cash distributions were paid during the six months ended June 30, 1998, or during the six months ended June 30, 1997.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On March 4, 1994, an employee of an affiliate of the General Partner who worked at The Pines of Northwest Crossing Apartments ("Plaintiff") allegedly sustained personal injuries during the ordinary course of business. The Plaintiff remained out of work until March 24, 1994. The Plaintiff alleges that upon his return back to work, he was terminated in retaliation for having filed a worker's compensation claim. The Plaintiff seeks actual damages, exemplary damages, attorney's fees and court costs. A settlement was reached with the plaintiff and the liability was paid during the second quarter of 1998.

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled BOND PURCHASE LLC V. ANGELES PARTNERS IX, ET AL. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. The General Partner believes the claims to be without merit and intends to vigorously defend the claims.

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

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended June 30, 1998.



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


                              Date: August 6, 1998