Form 10QSB
period 1998-09-30
ANGELES PARTNERS IX
filed 1998-11-13
CIK 313499

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


               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)


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

                               September 30, 1998
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents                            $    704
  Receivables and deposits                                  535
  Restricted escrows                                        544
  Other assets                                              467
  Investment properties:
     Land                                    $  3,083
     Buildings and related personal property   34,320
                                               37,403
     Less accumulated depreciation            (24,109)   13,294
                                                       $ 15,544

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                     $    113
  Tenant security deposit liabilities                       111
  Accrued property taxes                                    368
  Other liabilities                                         192
  Mortgage notes payable                                 19,601

Partners' Deficit
  General partner's                          $   (224)
  Limited partners' (19,975 units issued
    and outstanding)                           (4,617)   (4,841)
                                                       $ 15,544

          See Accompanying Notes to Consolidated Financial Statements


b)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                Three Months Ended   Nine Months Ended
                                   September 30        September 30,
                                   1998      1997      1998      1997
Revenues:
   Rental income                 $ 1,830   $ 1,729   $ 5,383   $ 5,250
   Other income                       91       110       263       295
     Total revenues                1,921     1,839     5,646     5,545

Expenses:
   Operating                       1,051       988     3,101     2,913
   General and administrative         76        78       226       203
   Depreciation                      476       457     1,390     1,352
   Interest                          430       436     1,296     1,311
   Property taxes                    106       108       323       325
     Total expenses                2,139     2,067     6,336     6,104

Net loss                         $  (218)  $  (228)  $  (690)  $  (559)

Net loss allocated to
   general partner (1%)          $    (2)  $    (2)  $    (7)  $    (6)
Net loss allocated to
   limited partners (99%)           (216)     (226)     (683)     (553)
                                 $  (218)  $  (228)  $  (690)  $  (559)

Net loss per limited
   partnership unit              $(10.81)  $(11.31)  $(34.19)  $(27.68)

          See Accompanying Notes to Consolidated Financial Statements


c)
                              ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership  General   Limited
                                   Units    Partner's Partners'   Total

Original capital contributions    20,000     $     1   $20,000   $20,001

Partners' deficit at
   December 31, 1997              19,975     $  (217)  $(3,934)  $(4,151)

Net loss for the nine months
   ended September 30, 1998           --          (7)     (683)     (690)

Partners' deficit at
  September 30, 1998              19,975     $  (224)  $(4,617)  $(4,841)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Nine Months Ended
                                                            September 30,
                                                           1998       1997
Cash flows from operating activities:
  Net loss                                               $ (690)    $ (559)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation                                          1,390      1,352
    Amortization of loan costs and discounts                 83         86
    Change in accounts:
      Receivables and deposits                             (146)       (35)
      Other assets                                           33        (72)
      Accounts payable                                     (185)      (128)
      Tenant security deposit liabilities                    (4)       (11)
      Accrued property taxes                                144         40
      Other liabilities                                     (41)         1

        Net cash provided by operating activities           584        674

Cash flows from investing activities:
  Property improvements and replacements                   (543)      (532)
  Net withdrawals from (deposits to) restricted escrows     162        (95)

        Net cash used in investing activities              (381)      (627)

Cash flows from financing activities:
  Payments on mortgage notes payable                       (182)      (167)
  Loan costs paid                                            --         (8)

        Net cash used in financing activities              (182)      (175)

Net increase (decrease) in cash and cash equivalents         21       (128)

Cash and cash equivalents at beginning of period            683        877

Cash and cash equivalents at end of period               $  704     $  749

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $1,212     $1,228

          See Accompanying Notes to Consolidated Financial Statements


e)
                              ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), a wholly-owned subsidiary of Insignia Properties Trust ("IPT"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following amounts were paid to the General Partner and/or its affiliates for the nine months ended September 30, 1998 and 1997:

                                                           1998    1997
                                                           (in thousands)

Property management fees (included in operating expenses)  $285    $279

Reimbursement of services of affiliates, including
  approximately $49,000 and $8,000 for construction
  services reimbursements for the nine months ended
  September 30, 1998 and 1997, respectively (included in
  general and administrative expenses and investment
  properties)                                               212     141

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

On April 13, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,300 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $325 per Unit, net to the seller in cash. On May 11, 1998, the tender offer was closed, and the Purchaser acquired 2,572 Units of limited partnership interest.

On August 12, 1998, the Purchaser commenced a second tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 5,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $330 per Unit, net to the seller in cash. The expiration date for the tender offer was extended to November 16,1998.

NOTE C - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:


                                            Average Occupancy
Property                                     1998      1997

Pines of Northwest Crossing Apartments (1)    95%       91%
  Houston, Texas
Panorama Terrace Apartments                   91%       90%
  Birmingham, Alabama
Forest River Apartments                       93%       92%
  Gadsden, Alabama
Village Green Apartments                      93%       92%
  Montgomery, Alabama
Rosemont Crossing Apartments (2)              88%       94%
  San Antonio, Texas

(1) Occupancy at Pines of Northwest Crossing Apartments has increased due to exterior building improvements made to increase curb appeal.

(2) Occupancy at Rosemont Crossing has decreased due to new construction in the area and low interest rates attracting first time home buyers.

The Partnership's net loss for the three and nine month periods ended September 30, 1998, were approximately $218,000 and $690,000, respectively, versus net loss of approximately $228,000 and $559,000 for the corresponding periods of 1997. The increase in net loss for the comparable nine months periods is primarily attributable to increases in operating expense and general and administrative expense and a decrease in other income, which more than offset an increase in rental revenue. The increase in operating expense is primarily due the continuation of the exterior renovation project, which began during the second quarter of 1997 at The Pines of Northwest Crossing Apartments, and an increase in landscaping at both Panorama Terrace Apartments and Forest River. The improvements at these properties are necessary in order to improve the appearance of the apartment complexes to remain competitive in their market areas. Included in operating expense for the nine months ended September 30, 1998, is approximately $312,000 of major repairs and maintenance comprised primarily of exterior building repairs, landscaping, and exterior painting. Included in operating expenses for the nine months ended September 30, 1997, is approximately $193,000 of major repairs and maintenance comprised primarily of exterior building improvements, exterior painting, parking lot repairs, and landscaping. The increase in general and administrative expense is primarily the result of increased expense reimbursements and administrative expenses. Other income decreased due to reduced tenant charges for the nine months ended September 30, 1998, as compared to the corresponding period in 1997. Rental revenue increased due to an increase in average occupancy at The Pines of Northwest Crossing, Village Green, and Panorama Terrace, and an increase in average rental rates at all the Partnership's properties. These increases to rental revenue were partially offset by a decrease in occupancy at Rosemont Crossing.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $704,000, compared to approximately $749,000 at September 30, 1997. For the nine months ended September 30, 1998, net cash increased approximately $21,000, compared to a net decrease of approximately $128,000 for the corresponding period in 1997. Net cash provided by operating activities decreased primarily due to an increase in net loss as discussed above, and an increase in receivables and deposits due to the timing of cash receipts. Net cash provided by operating activities also decreased due to a decrease in accounts payable and an increase in accrued property taxes due to timing of payments. Net cash used in investing activities decreased primarily as a result of net withdrawals being received from restricted escrows during the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, when net deposits were made to restricted escrows. This change was partially offset by an increase in property improvements and replacements. Net cash used in financing activities increased slightly as a result of an increase in principal payments, partially offset by a decrease in loan costs paid.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, State and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected. The mortgage indebtedness of approximately $19,601,000, net of discount, is amortized over varying periods with required balloon payments of $18,258,000 from August 2002 to November 2003. The General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. No cash distributions were paid during the nine months ended September 30, 1998, or during the nine months ended September 30, 1997. Future cash distributions will depend on the levels of cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"). Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999 The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC. v. Insignia Financial Group, Inc. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer
to the complaint on September 15, 1998.   The General Partner believes the
claims to be without merit and intends to defend the action vigorously.

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

        (b) Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               ANGELES PARTNERS IX

                               By:        Angeles Realty Corporation
                                          Its General Partner


                               By:        /s/Patrick Foye
                                          Patrick Foye
                                          Executive Vice President


                               By:        /s/Timothy R. Garrick
                                          Timothy R. Garrick
                                          Vice President - Accounting
                                          (Duly Authorized Officer)


                               Date:      November 13, 1998