Form 10KSB
period 1998-12-31
ANGELES PARTNERS IX
filed 1999-03-26
CIK 313499

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
 (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               For the transition period from                  to

                         Commission file number 0-9704

                              ANGELES PARTNERS IX
                 (Name of small business issuer in its charter)

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

State issuer's revenues for its most recent fiscal year.  $7,558,000

State the aggregate market value of the voting partnership interests held by nonaffiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None




                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Partners IX (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Partnership's primary business is to operate and hold existing real estate properties for investments. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership continues to hold five of these properties. See "Item 2. Description of Properties", below for a description of the Partnership's remaining properties.

The Partnership, through its public offering of limited partnership units, sold 20,000 units aggregating $20,000,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. In addition, the General Partner purchased 100 Units. Since its initial offering, the Registrant has not received, nor are the limited partners required to make, additional capital contributions. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. The General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. Limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the General Partner provided management services for the Partnership's investment properties for the years ended December 31, 1998 and 1997.

A further description of the Partnership's business is included in Management's Discussion and Analysis or Plan of Operation included in "Item 6" of this Form 10-KSB.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                               Date of
          Property            Purchase         Type of Ownership            Use
The Pines of Northwest
Crossing Apartments           05/30/80  Fee ownership, subject to       Apartment -
 Houston, Texas                         first and second mortgages (1)   412 units

Panorama Terrace Apartments   06/30/80  Fee ownership, subject to a     Apartment -
 Birmingham, Alabama                    first mortgage                   227 units

Forest River Apartments       12/29/80  Fee ownership, subject to       Apartment -
 Gadsden, Alabama                       first and second mortgages (1)   248 units

Village Green Apartments      12/31/80  Fee ownership, subject to       Apartment -
 Montgomery, Alabama                    a first mortgage                 337 units

Rosemont Crossing Apartments  12/31/80  Fee ownership, subject to       Apartment -
 San Antonio, Texas                     first and second mortgages (1)   217 units

(1) Properties are held by a Limited Partnership in which the Registrant owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                                Gross

                               Carrying   Accumulated                         Federal

Property                        Value     Depreciation     Rate    Method    Tax Basis

                                   (in thousands)                          (in thousands)


The Pines of Northwest

 Crossing Apartments          $11,284    $ 6,957         5-25 yrs    (1)   $ 5,213


Panorama Terrace Apartments     8,709      5,843         5-25 yrs    (1)     3,888


Forest River Apartments         5,085      3,632         5-25 yrs    (1)     1,855


Village Green Apartments        8,250      5,750         5-25 yrs    (1)     3,395


Rosemont Crossing Apartments    4,399      2,385         5-19 yrs    (1)     2,253


                              $37,727    $24,567                           $16,604


(1) Straight-line and accelerated methods used.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                                Principal                                    Principal

                               Balance At                                     Balance

                              December 31,  Interest    Period   Maturity     Due At

Property                          1998        Rate    Amortized    Date     Maturity (5)

                              (in thousands)                               (in thousands)


The Pines of Northwest

 Crossing Apartments

1st mortgage                  $ 4,745         7.83%      (2)     10/15/03  $ 4,338

2nd mortgage                      156         7.83%      (4)     10/15/03      156


Panorama Terrace Apartments

1st mortgage                    3,777        10.13%      (3)     08/10/02    3,590


Forest River Apartments

1st mortgage                    3,210         7.83%      (2)     10/15/03    2,935

2nd mortgage                      106         7.83%      (4)     10/15/03      106


Village Green Apartments

    1st mortgage                4,798         7.33%      (1)     11/01/03    4,489

Rosemont Crossing Apartments

1st mortgage                    2,791         7.83%      (2)     10/15/03    2,552

2nd mortgage                       92         7.83%      (4)     10/15/03       92


                               19,675                                      $18,258

Less unamortized

discounts                        (130)


                              $19,545


(1) The principal balance is being amortized over 360 months with a balloon payment due November 1, 2003.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3) The principal balance is being amortized over 360 months with a balloon payment due August 10, 2002.

(4) Interest only payments.

(5) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:


                                      Average Annual         Average Annual

                                       Rental Rates            Occupancy

Property                             1998          1997       1998    1997

The Pines of Northwest

Crossing Apartments (1)          $5,396/unit   $5,249/unit     95%     91%

Panorama Terrace Apartments       7,173/unit    7,186/unit     92%     90%

Forest River Apartments           4,840/unit    4,670/unit     92%     93%

Village Green Apartments          5,274/unit    5,161/unit     94%     92%

Rosemont Crossing Apartments (2)  5,610/unit    5,526/unit     90%     93%


(1) Occupancy at The Pines of Northwest Crossing Apartments increased due to exterior building improvements made to increase curb appeal.

(2) Occupancy at Rosemont Crossing Apartments decreased due to new construction in the area and low interest rates attracting first time home buyers.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES

Real estate taxes and rates in 1998 for each property were:


                                                   1998           1998

                                                  Billing         Rate

                                              (in thousands)


The Pines of Northwest Crossing Apartments    $166                3.08%

Panorama Terrace Apartments                     87*               7.27%

Forest River Apartments                         60*               4.90%

Village Green Apartments                        59*               3.45%

Rosemont Crossing Apartments                    67                2.82%


* Due to this property having a tax year different than its fiscal year, the tax bill does not equal tax expense.

CAPITAL IMPROVEMENTS

The Pines of Northwest Crossing Apartments

During 1998, the Partnership completed approximately $228,000 of capital improvements at the property, consisting primarily of carpet replacement, perimeter fencing, air conditioning units and appliances. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $304,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, parking lot repairs, exterior painting, air conditioning units and roof replacement. These improvements are budgeted for, but not limited to, approximately $432,000.

Panorama Terrace Apartments

During 1998, the Partnership completed approximately $228,000 of capital improvements at the property, consisting primarily of carpet and tile replacement, appliances, air conditioning units, and other building improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $511,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, parking lot repairs, roof replacement and other structural repairs. These improvements are budgeted for, but not limited to, approximately $527,000.

Forest River Apartments

During 1998, the Partnership completed approximately $111,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, appliances, balconies and other structural improvements. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $235,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, roof replacement and other structural improvements. These improvements are budgeted for, but not limited to, approximately $209,000.

Village Green Apartments

During 1998, the Partnership completed approximately $236,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, air conditioning units, signage and other building improvements. These improvements were funded from the Partnership's reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $101,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, perimeter fencing, and appliances. These improvements are budgeted for, but not limited to, approximately $191,000.

Rosemont Crossing Apartments

During 1998, the Partnership completed approximately $64,000 of capital improvements at the property, consisting primarily of carpet replacement, water heaters and air conditioning units. These improvements were funded from the Partnership's operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $677,000 of capital improvements over the near term. Capital improvements planned for 1999 consist primarily of carpet and vinyl replacement. These improvements are budgeted for, but not limited to, approximately $60,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Corporate General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners IX, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief.
The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fourth quarter of 1998.




                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 1,308 Limited Partners of record owning an aggregate of 19,975 units. Affiliates of the General Partner owned 6,008 Units or 30.078% at December 31, 1998. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 1998 and 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales, and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations.
Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership's net loss for the year ended December 31, 1998, was approximately $784,000 versus a net loss of approximately $971,000 for the year ended December 31, 1997. The decrease in net loss is primarily due to an increase in total revenues and to a lesser extent a decrease in total expenses. The increase in total revenues is due to an increase in rental revenues partially offset by a decrease in other revenue. The increase in rental revenues is primarily due to increases in average annual rental rates at The Pines of Northwest Crossing Apartments, Forest River Apartments, Village Green Apartments, and Rosemont Crossing Apartments and increases in average occupancy at Panorama Apartments, The Pines of Northwest Apartments, and Village Green Apartments. The decrease in other income is primarily due to reduced tenant charges. The decrease in total expenses is due primarily to decreased operating expenses partially offset by increased general and administrative expenses. The decrease in operating expenses is primarily due to a decrease in maintenance expenses due to fewer repairs and maintenance projects at the Partnership's investment properties during 1998. The increase in general and administrative expenses is primarily the result of increased expense reimbursements and increased printing and mailing costs related to correspondence with the limited partners. Included in general and administrative expenses at December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are included.

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

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1998, the Partnership held cash and cash equivalents of approximately $799,000, compared to approximately $683,000 at December 31, 1997. The increase in cash and cash equivalents is due to approximately $992,000 of cash provided by operating activities, which was partially offset by approximately $631,000 of cash used in investing activities and approximately $245,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements offset by withdrawals from restricted escrows. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Partnership has budgeted, but is not limited to, approximately $1,419,000 in capital improvements for all of the Partnership's properties in 1999. Budgeted capital improvements at The Pines of Northwest Crossing Apartments include carpet and vinyl replacement, landscaping, parking lot repairs, exterior painting, air conditioning units and roof replacement. Budgeted capital improvements at Panorama Terrace Apartments include carpet and vinyl replacement, landscaping, parking lot repairs, roof replacement, and other structural improvements. Budgeted capital improvements at Forest River Apartments include carpet and vinyl replacement, landscaping, roof replacement and other structural improvements. Budgeted capital improvements at Village Green Apartments include carpet and vinyl replacement, landscaping, perimeter fencing and appliances. Budgeted capital improvements at Rosemont Crossing Apartments include carpet and vinyl replacement. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,545,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the years ended December 31, 1998 and 1997, respectively. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.  FINANCIAL STATEMENTS


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS


Report of Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statement of Changes in Partners' Deficit - Years ended December
  31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

Notes to Consolidated Financial Statements






               Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                           /s/ ERNST & YOUNG LLP




Greenville, South Carolina
March 3, 1999





                              ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

 Cash and cash equivalents                                     $    799

 Receivables and deposits                                           501

 Restricted escrows                                                 470

 Other assets                                                       418

 Investment properties (Notes C and F):

  Land                                              $  3,083

  Buildings and related personal property             34,644

                                                      37,727


  Less accumulated depreciation                      (24,567)    13,160


                                                               $ 15,348


Liabilities and Partners' Deficit

Liabilities

 Accounts payable                                              $    140

 Tenant security deposit liabilities                                114

 Accrued property taxes                                             283

 Other liabilities                                                  201

 Mortgage notes payable (Note C)                                 19,545


Partners' Deficit

 General partner's                                  $   (225)

 Limited partners' (19,975 units issued

   and outstanding)                                   (4,710)    (4,935)


                                                               $ 15,348


          See Accompanying Notes to Consolidated Financial Statements







                              ANGELES PARTNERS IX

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                 Years Ended December 31,

                                                   1998           1997

Revenues:

  Rental income                                   $ 7,213        $ 6,997

  Other income                                        345            389

   Total revenues                                   7,558          7,386

Expenses:

  Operating                                         4,016          4,108

  General and administrative                          323            270

  Depreciation                                      1,848          1,824

  Interest                                          1,727          1,744

  Property taxes                                      428            411

   Total expenses                                   8,342          8,357


Net loss                                          $  (784)       $  (971)


Net loss allocated to general partner (1%)        $    (8)       $   (10)

Net loss allocated to limited partners (99%)         (776)          (961)


                                                  $  (784)       $  (971)


Net loss per limited partnership unit             $(38.85)       $(48.11)


          See Accompanying Notes to Consolidated Financial Statements




                              ANGELES PARTNERS IX

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                   Limited

                                 Partnership   General    Limited

                                    Units      Partner    Partners    Total


Original capital contributions   20,000       $     1    $20,000    $20,001


Partners' deficit at

 December 31, 1996               19,975       $  (207)   $(2,973)   $(3,180)


Net loss for the year ended

 December 31, 1997                   --           (10)      (961)      (971)


Partners' deficit at

 December 31, 1997               19,975          (217)    (3,934)    (4,151)


Net loss for the year ended

 December 31, 1998                   --            (8)      (776)      (784)


Partners' deficit at

 December 31, 1998               19,975       $  (225)   $(4,710)   $(4,935)


          See Accompanying Notes to Consolidated Financial Statements






                              ANGELES PARTNERS IX

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     Years Ended December 31,

                                                       1998         1997

Cash flows from operating activities:

 Net loss                                              $ (784)      $ (971)

 Adjustments to reconcile net loss to net cash

  provided by operating activities:

  Depreciation                                          1,848        1,824

  Amortization of discounts and loan costs                112          113

  Change in accounts:

   Receivables and deposits                              (112)          92

   Other assets                                            60          (48)

   Accounts payable                                      (158)          40

   Tenant security deposit liabilities                     (1)         (13)

   Accrued property taxes                                  59         (105)

   Other liabilities                                      (32)          42


    Net cash provided by operating activities             992          974


Cash flows from investing activities:

 Property improvements and replacements                  (867)        (807)

 Net withdrawals from (deposits to) restricted escrows    236         (126)


    Net cash used in investing activities                (631)        (933)


Cash flows from financing activities:

 Payments on mortgage notes payable                      (245)        (227)

 Loan costs paid                                           --           (8)


    Net cash used in financing activities                (245)        (235)


Net increase (decrease) in cash and cash equivalents      116         (194)


Cash and cash equivalents at beginning of year            683          877


Cash and cash equivalents at end of year               $  799       $  683


Supplemental disclosure of cash flow information:

 Cash paid for interest                                $1,614       $1,634


          See Accompanying Notes to Consolidated Financial Statements





                              ANGELES PARTNERS IX

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a California limited partnership organized on September 12, 1979, to acquire and operate residential properties. The Partnership's general partner is Angeles Realty Corporation ("ARC" or the "General Partner"), which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is a subsidiary of Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1998, the Partnership operates five residential properties located in Alabama and Texas.

Principles of Consolidation: The consolidated financial statements of the Partnership include its 99% limited partnership interest in Houston Pines, Ltd. Houston Pines Ltd. owns the Pines of Northwest Crossing Apartments, Forest River Apartments and Rosemont Crossing Apartments. The Partnership may remove the general partner of Houston Pines Ltd.; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

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

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on its rental payments.

Loan Costs: Loan costs of approximately $838,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the related loans. At December 31, 1998, accumulated amortization is approximately $440,000.

Restricted Escrows:

 Capital Improvement Reserves: In 1993, as part of the refinancing of Forest River Apartments, Rosemont Crossing Apartments, and The Pines of Northwest Crossing Apartments' mortgage notes payable, $997,000 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. As of December 31, 1998 the scheduled property improvements have been made, and a refund has been requested for the remaining escrow balance of approximately $13,000.

 Reserve Account: General Reserve accounts of $283,000 were established with the refinancing proceeds for the refinanced properties discussed above. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the reserve accounts until the reserve accounts equal $400 per apartment unit, or approximately $351,000 in total. At December 31, 1998, the balance in these accounts was approximately $336,000.

 Replacement Reserve Escrow: In addition to the above escrows, Village Green Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. The property is required to deposit $4,000 per month until the escrow balance reaches $126,000. As of December 31, 1998, the balance in this account is approximately $121,000.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1998 and 1997 no adjustments for impairment of value were necessary.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during periods of declining occupancy or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising Costs: Advertising costs of approximately $131,000 and $157,000, for the years ended December 31, 1998 and 1997, respectively, are charged to expense as incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued SFAS 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for disclosure.)

Reclassifications: Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:






                                Principal     Monthly                         Principal

                               Balance At     Payment    Stated                Balance

                              December 31,   Including  Interest  Maturity     Due At

Property                          1998       Interest     Rate      Date      Maturity

                                   (in thousands)                           (in thousands)


The Pines of Northwest

 Crossing Apartments

1st mortgage                  $ 4,745       $    37       7.83%   10/15/03  $ 4,338

2nd mortgage (1)                  156             1       7.83%   10/15/03      156


Panorama Terrace Apartments

1st mortgage                    3,777            35      10.13%   08/10/02    3,590


Forest River Apartments

1st mortgage                    3,210            25       7.83%   10/15/03    2,935

2nd mortgage (1)                  106             1       7.83%   10/15/03      106


Village Green Apartments

1st mortgage                    4,798            34       7.33%   11/01/03    4,489


Rosemont Crossing Apartments

1st mortgage                    2,791            22       7.83%   10/15/03    2,552

2nd mortgage (1)                   92             1       7.83%   10/15/03       92


                               19,675       $   156                         $18,258

Less unamortized

 discounts (2)                   (130)

                              $19,545


(1)  Interest only payments.

(2) The Partnership exercised an interest rate buy-down option for the Pines of Northwest Crossing Apartments, Forest River Apartments and Rosemont Crossing Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $231,000 and is being amortized as a mortgage discount on the effective interest method over the life of the related loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):


      1999        $   266

      2000            289

      2001            313

      2002          3,904

      2003         14,903

                  $19,675


NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable income (loss) (in thousands):


                                         1998            1997



Net loss as reported                     $  (784)        $  (971)

Add (deduct):

Depreciation differences                     788             787

Unearned income                              138              40

Discounts on mortgage notes                   --              (2)

Other                                        (30)             45


Federal taxable income (loss)            $   112         $  (101)


Federal taxable income (loss) per

limited partnership unit                 $  5.54         $ (5.01)


The following is a reconciliation at December 31, 1998, between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net liabilities as reported            $(4,935)

Land and buildings                       5,614

Accumulated depreciation                (2,170)

Syndication and distribution costs       2,036

Other                                      268

Net assets - Federal tax basis         $   813


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and/or its affiliates in 1998 and 1997:

                                                            1998       1997

                                                            (in thousands)


Property management fees (included in operating expenses)   $383       $373

Reimbursement for services of affiliates (included in

investment properties, operating expenses and general

and administrative expenses) (1)                             268        208

Partnership management fee (included in general and

administrative expenses).                                      9         --


(1) Included in "Reimbursement for services of affiliates" is approximately $51,000 and $24,000 for construction oversight reimbursements in 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $383,000 and $373,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $268,000 and $208,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 7.5% of "net cash from operations". The General Partner was entitled to this fee in the amount of approximately $9,000, which was accrued at December 31, 1998.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On April 13, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,300 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $325 per Unit, net to the seller in cash. On May 11, 1998, the tender offer was closed, and the Purchaser acquired 2,529 Units of limited partnership interest.

On August 12, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 5,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $330 per Unit, net to the seller in cash. In the fourth quarter, the second Purchaser closed the tender offer and acquired 1,360 Units of limited partnership interest. AIMCO currently owns, through its affiliates, a total of 6,008 limited partnership units or 30.078%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION




                                                Initial Cost

                                               To Partnership

                                               (in thousands)

                                                                         Cost

                                                        Buildings    Capitalized

                                                       and Related    (Removed)

                                                         Personal   Subsequent to

        Description           Encumbrances     Land      Property    Acquisition

                             (in thousands)                         (in thousands)


The Pines of Northwest

Crossing Apartments          $ 4,901        $ 1,641    $ 7,399      $ 2,244


Panorama Terrace Apartments    3,777            473      6,262        1,974


Forest River Apartments        3,316            123      4,189          773


Village Green Apartments       4,798            409      5,786        2,055


Rosemont Crossing Apts.        2,883            437      3,933           29


Totals                       $19,675        $ 3,083    $27,569      $ 7,075







                              Gross Amount at Which Carried

                                  At December 31, 1998

                                     (in thousands)

                                       Buildings

                                          And

                                        Related

                                        Personal            Accumulated     Date    Depreciable

Description                     Land    Property   Total    Depreciation  Acquired  Life-Years

                                                           (in thousands)


The Pines of Northwest

Crossing Apartments           $ 1,641  $ 9,643    $11,284  $ 6,957      05/30/80     5-25


Panorama Terrace Apartments       473    8,236      8,709    5,843      06/30/80     5-25


Forest River Apartments           123    4,962      5,085    3,632      12/29/80     5-25


Village Green Apartments          409    7,841      8,250    5,750      12/31/80     5-25


Rosemont Crossing Apartments      437    3,962      4,399    2,385      12/31/80     5-19


Totals                        $ 3,083  $34,644    $37,727  $24,567




Reconciliation of "Real Estate and Accumulated Depreciation":


                                      Years Ended December 31,

                                        1998            1997

Investment Properties


Balance at beginning of year           $36,860         $36,053


 Property improvements                     867             807


Balance at end of year                 $37,727         $36,860


Accumulated Depreciation


Balance at beginning of year           $22,719         $20,895


 Additions charged to expense            1,848           1,824


Balance at end of year                 $24,567         $22,719


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, is approximately $43,341,000 and $42,474,000.
The accumulated depreciation, taken for Federal income tax purposes at December 31, 1998 and 1997, is approximately $26,737,000 and $25,677,000.

NOTE G - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes in two states in the United States. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1998
                                         Residential     Other        Totals
Rental income                            $ 7,213      $    --      $ 7,213
Other income                                 323           22          345
Interest expense                           1,727           --        1,727
Depreciation                               1,848           --        1,848
General and administrative expense            --          323          323
Segment loss                                (483)        (301)        (784)
Total assets                              14,847          501       15,348
Capital expenditures for investment
 properties                                  867           --          867

1997
                                         Residential     Other        Totals
Rental income                            $ 6,997      $    --      $ 6,997
Other income                                 364           25          389
Interest expense                           1,744           --        1,744
Depreciation                               1,824           --        1,824
General and administrative expense            --          270          270
Segment loss                                (726)        (245)        (971)
Total assets                              15,914          573       16,487
Capital expenditures for investment
 properties                                  807           --          807

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's net income.

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners IX, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief.
The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Ernst & Young LLP regarding the 1998 or 1997 audits of the Partnership's consolidated financial statements.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Partners IX (the "Partnership" or the "Registrant") has no officers or directors. The names of the directors and executive officers of the Partnership's general partner, Angeles Realty Corporation ("ARC" or the "General Partner"), their ages and the nature of all positions with ARC presently held by them are as follows:

Name                  Age   Position

Patrick J. Foye       41    Executive Vice President and Director

Timothy R. Garrick    42    Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting and Director of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of ARC. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, certain fees and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12." below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Units of the Registrant as of December 31, 1998.
Entity                        Number of Units    Percentage

Insignia Properties, LP            981              4.911%
Broad River Properties, LLC      2,529             12.661%
AIMCO Properties, LP             1,138              5.697%
Cooper River Properties, LLC     1,360              6.809%

Insignia Properties, LP, Broad River Properties, LLC, and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602. AIMCO Properties, LP is also owned by AIMCO, and its business address is 1873 South Bellaire Street, 17th Floor, Denver, CO 80222.

As of December 31, 1998, no director or office of the General Partner owns, nor do the directors or officers as a whole, own more than 1% of the Registrant's Units. No such director or officer had any right to acquire beneficial ownership of additional Units of the Registrant.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 30.078% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provide that upon a vote of the limited partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by limited partners holding more than 50% of the then outstanding Limited Partnership Units and if said limited partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between the balance of the General Partner's capital account and the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. Affiliates of the General Partner provide property management and asset management services to the Partnership. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid or accrued to the General Partner and/or its affiliates in 1998 and 1997:


                                                            1998       1997

                                                            (in thousands)


Property management fees                                    $383       $373

Reimbursement for services of affiliates (1)                 268        208

Partnership management fee                                     9         --


(1) Included in "Reimbursement for services of affiliates" is approximately $51,000 and $24,000 for construction oversight reimbursements in 1998 and 1997, respectively.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $383,000 and $373,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $268,000 and $208,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 7.5% of "net cash from operations". The General Partner was entitled to this fee in the amount of approximately $9,000, which was accrued at December 31, 1998.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On April 13, 1998, an affiliate of the General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,300 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $325 per Unit, net to the seller in cash. On May 11, 1998, the tender offer was closed, and the Purchaser acquired 2,529 Units of limited partnership interest.

On August 12, 1998, another affiliate of the General Partner (the "Second Purchaser"), commenced a second tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 5,000 of the outstanding units of limited partnership interest ("Units") in the Partnership at a purchase price of $330 per Unit, net to the seller in cash. In the fourth quarter, the Second Purchaser closed the tender offer and acquired 1,360 Units of limited partnership interest. AIMCO currently owns, through its affiliates, a total of 6,008 limited partnership units or 30.078%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units if acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

   See Exhibit Index contained herein.

(b)Reports on Form 8-K filed during the fourth quarter of 1998:

   Current Report on Form 8-K dated October 1, 1998 and filed October 16, 1998 disclosing change in control of the Partnership from Insignia Financial Group, Inc. to AIMCO.



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


                                   ANGELES PARTNERS IX
                                   (A California Limited Partnership)
                                   (Registrant)


                                   By:      Angeles Realty Corporation
                                            General Partner



                                   By:      /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President


                                   By:      /s/ Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting


                                   Date:    March 26, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye         Executive Vice President      Date: March 26, 1999
Patrick J. Foye             and Director


/s/ Timothy R. Garrick      Vice President - Accounting   Date: March 26, 1999
Timothy R. Garrick          and Director




                              ANGELES PARTNERS IX
                                 EXHIBIT INDEX


Exhibit Number    Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998).

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

10.6 Promissory Note - Village Green Apartments filed in Form 10K as Exhibit 10.8 dated March 24, 1989 and incorporated herein by reference

10.7 Promissory Note and deed of trust modification and extension agreement - the Pines of Northwest Crossing Apartments filed in the 1989 Form 10K as Exhibit 10.9 dated January 15, 1991 and incorporated herein by reference

10.8 Promissory Note and deed of trust modification and reinstatement agreement - the Greens Apartments filed in Form 10K as Exhibit 10.10 dated March 28, 1991 and incorporated herein by reference

10.9 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference

10.10          (a)First Deeds of Trust and Security Agreements dated September
                  30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

               (b)Second Deeds of Trust and Security Agreements dated September
                  30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

               (c)First Assignments of Leases and Rents dated September 30,
                  1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

               (d)Second Assignment of Leases and Rents dated September 30,
                  1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

               (e)First Deeds of Trust Notes dated September 30, 1993 between
                  Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Pines of Northwest Crossing.*

               (f)Second Deeds of Trust Notes dated September 30, 1993 between
                  Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Pines of Northwest Crossing.*

                  *Filed as Exhibits 10.10 (a) through (f), respectively, in Form 10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10.11          (a)First Deeds of Trust and Security Agreements dated September
                  30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

               (b)Second Deeds of Trust and Security Agreements dated September
                  30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

               (c)First Assignments of Leases and Rents dated September 30,
                  1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

               (d)Second Assignment of Leases and Rents dated September 30,
                  1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Greens.**

               (e)First Deeds of Trust Notes dated September 30, 1993 between
                  Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Greens.**

               (f)Second Deeds of Trust Notes dated September 30, 1993 between
                  Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Greens.**

               **Filed as Exhibits 10.11 (a) through (f), respectively, in Form
                  10-KSB for the year ended December 31, 1993 and incorporated herein by reference.

10.12          (a)First Deeds of Trust and Security Agreements dated September
                  30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

               (b)Second Deeds of Trust and Security Agreements dated September
                  30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

               (c)First Assignments of Leases and Rents dated September 30,
                  1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

               (d)Second Assignment of Leases and Rents dated September 30,
                  1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing Forest River Apartments.***

               (e)First Deeds of Trust Notes dated September 30, 1993 between
                  Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to Forest River Apartments.***

               (f)Second Deeds of Trust Notes dated September 30, 1993 between
                  Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to Forest River Apartments.***

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