Form 10QSB
period 1999-03-31
ANGELES PARTNERS IX
filed 1999-05-07
CIK 313499

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


                 For the quarterly period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period           to

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
                        (in thousands, except unit data)

                                 March 31, 1999

Assets

  Cash and cash equivalents                              $ 1,133

  Receivables and deposits                                   381

  Restricted escrows                                         382

  Other assets                                               507

  Investment properties:

     Land                                     $  3,083

     Buildings and related personal property    34,751

                                                37,834

     Less accumulated depreciation             (25,095)   12,739

                                                         $15,142

Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                       $    89

  Tenant security deposit liabilities                        117

Accrued property taxes                                       179

  Other liabilities                                          208

  Mortgage notes payable                                  19,483

Partners' Deficit

  General partner's                           $   (225)

  Limited partners' (19,975 units issued

     and outstanding)                           (4,709)   (4,934)

                                                         $15,142


          See Accompanying Notes to Consolidated Financial Statements

b)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended

                                                            March 31,

                                                         1999       1998

Revenues:

Rental income                                         $  1,886    $  1,761

Other income                                                81          85

Total revenues                                           1,967       1,846


Expenses:

Operating                                                  781         955

General and administrative                                  83          69

Depreciation                                               528         459

Interest                                                   426         434

Property taxes                                             148         108

Total expenses                                           1,966       2,025

Net income (loss)                                     $      1    $   (179)


Net income (loss) allocated to general partner (1%)   $     --    $     (2)

Net income (loss) allocated to limited partners (99%)        1        (177)


                                                      $      1    $   (179)


Net income (loss) per limited partnership unit        $    .05    $  (8.86)


          See Accompanying Notes to Consolidated Financial Statements


c)
                              ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Limited

                                Partnership   General     Limited

                                   Units     Partner's   Partners'    Total


Original capital contributions     20,000      $   1       $20,000    $20,001

Partners' deficit at

   December 31, 1998               19,975      $(225)      $(4,710)   $(4,935)

Net income for the three months

   ended March 31, 1999                --         --             1          1

Partners' deficit at

  March 31, 1999                   19,975      $(225)      $(4,709)   $(4,934)


          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended

                                                               March 31,

                                                             1999      1998

Cash flows from operating activities:

  Net income (loss)                                         $    1    $ (179)

  Adjustments to reconcile net income (loss) to net cash

   provided by operating activities:

    Depreciation                                               528       459

    Amortization of mortgage discounts and loan costs           25        28

    Change in accounts:

      Receivables and deposits                                 120        56

      Other assets                                            (112)       35

      Accounts payable                                         (51)     (172)

      Tenant security deposit liabilities                        3        (3)

      Accrued property taxes                                  (104)      (71)

      Other liabilities                                          7       (23)

        Net cash provided by operating activities              417       130


Cash flows from investing activities:

  Property improvements and replacements                      (107)     (132)

  Net withdrawals from restricted escrows                       88       224


        Net cash (used in) provided by investing

           activities                                          (19)       92

Cash flows used in financing activities:

  Payments on mortgage notes payable                           (64)      (60)


Net increase in cash and cash equivalents                      334       162


Cash and cash equivalents at beginning of period               799       683


Cash and cash equivalents at end of period                  $1,133    $  845


Supplemental disclosure of cash flow information:

  Cash paid for interest                                    $  401    $  405


          See Accompanying Notes to Consolidated Financial Statements


e)
                              ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company, ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTION WITH AFFILIATES

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

The following amounts were paid to the General Partner and/or its affiliates for the three months ended March 31, 1999 and 1998:
                                                                 1999    1998

                                                                (in thousands)


Property management fees (included in operating expenses)        $ 99    $ 93

Reimbursement of services of affiliates, (included in

operating expenses and general and administrative expenses) (1)    55      59


(1) Included in "Reimbursement for services of affiliates" is approximately $7,000 for construction oversight reimbursements in the three months ended March 31, 1998. There were no construction oversight reimbursements for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $99,000 and $93,000 for the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $55,000 and $59,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - SEGMENT INFORMATION

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of five apartment complexes in Texas and Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals
Rental income                            $ 1,886      $    --      $ 1,886
Other income                                  77            4           81
Interest expense                             426           --          426
Depreciation                                 528           --          528
General and administrative expense            --           83           83
Segment income (loss)                         80          (79)           1
Total assets                              14,683          459       15,142
Capital expenditures for investment
properties                                   107           --          107

1998
                                         Residential     Other        Totals
Rental income                            $ 1,761      $    --      $ 1,761
Other income                                  79            6           85
Interest expense                             434           --          434
Depreciation                                 459           --          459
General and administrative expense            --           69           69
Segment loss                                (116)         (63)        (179)
Total assets                              15,386          598       15,984
Capital expenditures for investment
properties                                   132           --          132

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners IX, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:


                                                        Average Occupancy

Property                                                1999           1998


Pines of Northwest Crossing Apartments                  97%            94%

   Houston, Texas

Panorama Terrace Apartments                             97%            89%

   Birmingham, Alabama

Forest River Apartments                                 95%            93%

   Gadsden, Alabama

Village Green Apartments                                96%            93%

   Montgomery, Alabama

Rosemont Crossing Apartments                            93%            87%

   San Antonio, Texas

The General Partner attributes the increase in occupancy at The Pines of Northwest Crossing Apartments to the exterior building improvements made during 1998, which increased curb appeal. The increased occupancy at Panorama Terrace Apartments, Rosemont Crossing Apartments and Village Green Apartments is attributed to management's aggressive marketing campaigns to attract new tenants.

RESULTS OF OPERATIONS

The Partnership's net income for the three months ended March 31, 1999 was approximately $1,000 as compared to a net loss of approximately $179,000 for the three months ended March 31, 1998. The increase in net income is primarily due to an increase in total revenues and to a lesser extent a decrease in total expenses. The increase in total revenues is primarily due to an increase in rental income. The increase in rental income is primarily due to increases in average rental rates at The Pines of Northwest Crossing Apartments, Forest River Apartments, Village Green Apartments and Rosemont Crossing Apartments and increases in average occupancy at all of the Partnership's investment properties.

Total expenses decreased due primarily to a reduction in operating expenses, which was partially offset by an increase in general and administrative expenses, depreciation expense and property taxes. The decrease in operating expenses is primarily due to a decrease in hazard insurance expense and maintenance expenses. Hazard insurance expense decreased due to new hazard insurance policies implemented at all five of the Partnership's investment properties. Maintenance expense decreases are attributed to expenses being reimbursed by insurance proceeds at The Pines of Northwest Crossing Apartments due to a theft and from Panorama Terrace Apartments due to fire damage. In addition, there was an exterior renovation project at The Pines of Northwest Crossing Apartments which was completed during 1998. These repairs were necessary to improve the appearance of the property in order to remain competitive in the market area. Property taxes increased due to an increase in property value at Panorama Terrace Apartments. In addition, property tax expense at Forest River Apartments was underaccrued in 1998 and the additional 1998 expense was recorded during the three months ended March 31, 1999. The increase in depreciation expense is primarily attributable to the capital improvements completed during 1998 at all five of the Partnership's investment properties.

The increase in general and administrative expense is primarily attributable to legal expenses related to the settlement of the Everest lawsuit which was discussed in the Partnership's annual report on Form 10-KSB for fiscal year ended December 31, 1998. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,133,000 as compared to approximately $845,000 at March 31, 1998. Cash and cash equivalents increased approximately $334,000 for the three months ended March 31, 1999 from the Partnership's year end, primarily due to approximately $417,000 of cash provided by operating activities, which was partially offset by approximately $19,000 of cash used in investing activities and approximately $64,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

The Pines of Northwest Crossing Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $304,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, parking lot repairs, exterior painting, air conditioning units and roof replacement. These improvements are budgeted for, but not limited to, approximately $432,000. As of March 31, 1999 approximately $48,000 has been incurred consisting primarily of appliance and flooring replacements, air conditioning units and other building improvements.

Panorama Terrace Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $511,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, parking lot repairs, roof replacement and other structural repairs. These improvements are budgeted for, but not limited to, approximately $527,000. As of March 31, 1999 approximately $10,000 has been incurred consisting primarily of appliance and flooring replacements.

Forest River Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $235,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, roof replacement and other structural improvements. These improvements are budgeted for, but not limited to, approximately $209,000. As of March 31, 1999 approximately $18,000 has been incurred consisting primarily of appliance and flooring replacements.

Village Green Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $101,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, perimeter fencing, and appliances. These improvements are budgeted for, but not limited to, approximately $191,000. As of March 31, 1999 approximately $16,000 has been incurred consisting primarily of appliance and flooring replacements.

Rosemont Crossing Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $677,000 of capital improvements over the near term. Capital improvements planned for 1999 consist primarily of carpet and vinyl replacement. These improvements are budgeted for, but not limited to, approximately $60,000. As of March 31, 1999 approximately $15,000 has been incurred consisting primarily of appliance and flooring replacements.

The additional capital expenditures will be incurred only if cash is available from operations or from partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,483,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the three months ended March 31, 1999 and 1998, respectively. Future cash distributions will depend on the levels of net cash generated from operations, timing of debt maturities, property sales, refinancings and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Potential Tender Offer

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

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-QSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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




                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners IX, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          (b) No reports on Form 8-K were filed during the three months ended March 31, 1999.




                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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