Form 10QSB
period 1999-06-30
ANGELES PARTNERS IX
filed 1999-08-09
CIK 313499

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

                  For the quarterly period ended June 30, 1999

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
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                        $ 1,320

  Receivables and deposits                                             468

  Restricted escrows                                                   397

  Other assets                                                         497

  Investment properties:

     Land                                             $  3,083

     Buildings and related personal property            34,990

                                                        38,073

     Less accumulated depreciation                     (25,487)     12,586

                                                                   $15,268
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                 $   108

  Tenant security deposit liabilities                                  116

  Accrued property taxes                                               280

  Other liabilities                                                    229

  Mortgage notes payable                                            19,422

  Partners' Deficit

  General partner's                                   $   (225)

  Limited partners' (19,975 units issued

     and outstanding)                                   (4,662)     (4,887)

                                                                   $15,268


          See Accompanying Notes to Consolidated Financial Statements
b)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Three Months Ended       Six Months Ended

                                        June 30,                June 30,

                                   1999        1998        1999        1998

Revenues:

   Rental income                 $ 1,905     $ 1,792     $ 3,791     $ 3,553

   Other income                       87          87         168         172

     Total revenues                1,992       1,879       3,959       3,725

Expenses:

   Operating                         946       1,095       1,727       2,050

   General and administrative         76          81         159         150

   Depreciation                      392         455         920         914

   Interest                          430         432         856         866

   Property taxes                    101         109         249         217

     Total expenses                1,945       2,172       3,911       4,197

Net income (loss)                $    47     $  (293)    $    48     $  (472)

Net income (loss) allocated to

general partner (1%)             $    --     $    (3)    $    --     $    (5)

Net income (loss) allocated to

limited partners (99%)                47        (290)         48        (467)

                                 $    47     $  (293)    $    48     $  (472)

Net income (loss) per limited

   Partnership unit              $  2.35     $(14.52)    $  2.40     $(23.38)


          See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited

                                 Partnership    General    Limited

                                    Units      Partner's  Partner's     Total


Original capital contributions    20,000       $     1      $20,000    $20,001

Partners' deficit at

   December 31, 1998              19,975       $  (225)     $(4,710)   $(4,935)

Net income for the six months

   ended June 30, 1999                --            --           48         48

Partners' deficit at

  June 30, 1999                   19,975       $  (225)     $(4,662)   $(4,887)


          See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Six Months Ended

                                                                 June 30,

                                                           1999         1998

Cash flows from operating activities:

  Net income (loss)                                      $   48       $ (472)

  Adjustments to reconcile net income (loss) to net cash

   provided by operating activities:

    Depreciation                                            920          914

    Amortization of loan costs and discounts                 48           56

    Change in accounts:

      Receivables and deposits                               33          (39)

      Other assets                                         (120)          29

      Accounts payable                                      (32)        (108)

      Tenant security deposit liabilities                     2           (2)

      Accrued property taxes                                 (3)          37

      Other liabilities                                      28          (53)

        Net cash provided by operating activities           924          362

Cash flows from investing activities:

  Property improvements and replacements                   (346)        (380)

  Net withdrawals from restricted escrows                    73          193

        Net cash used in investing activities              (273)        (187)

Cash flows used in financing activities:

  Payments on mortgage notes payable                       (130)        (120)

Net increase in cash and cash equivalents                   521           55

Cash and cash equivalents at beginning of period            799          683

Cash and cash equivalents at end of period               $1,320       $  738

Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $  800       $  810


          See Accompanying Notes to Consolidated Financial Statements
e)
                              ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

Principles of Consolidation

The consolidated financial statements of the Partnership include its 99% limited partnership interest in Houston Pines, Ltd. Houston Pines Ltd. owns the Pines of Northwest Crossing Apartments, Forest River Apartments and Rosemont Crossing Apartments. The Partnership may remove the general partner of Houston Pines, Ltd.; therefore, the partnership is controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated. Minority interest is immaterial and not shown separately in the consolidated financial statements.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The following amounts were paid to the General Partner and/or its affiliates for the six months ended June 30, 1999 and 1998:

                                                                1999    1998

                                                               (in thousands)


Property management fees (included in operating expenses)       $201    $189

Reimbursement of services of affiliates, (included in

 investment properties, operating expenses and general

 and administrative expenses)                                     94     142

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $201,000 and $189,000 for the six months ended June 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $94,000 and $142,000 for the six months ended June 30, 1999 and 1998, respectively. Included in the expense is approximately $11,000 and $35,000 for construction oversight reimbursements in the six months ended June 30, 1999 and 1998, respectively.

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

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,303.27 (approximately 31.56% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $356 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 760 units. As a result, AIMCO and its affiliates currently own 6,788 units of limited partnership interest in the Partnership representing approximately 33.98% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Segment information for the six months ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals

Rental income                            $ 3,791      $    --      $ 3,791
Other income                                 159            9          168
Interest expense                             856           --          856
Depreciation                                 920           --          920
General and administrative expense            --          159          159
Segment income (loss)                        198         (150)          48
Total assets                              14,887          381       15,268
Capital expenditures for investment
properties                                   346           --          346

1998
                                         Residential     Other        Totals

Rental income                            $ 3,553      $    --      $ 3,553
Other income                                 160           12          172
Interest expense                             866           --          866
Depreciation                                 914           --          914
General and administrative expense            --          150          150
Segment loss                                (334)        (138)        (472)
Total assets                              15,209          570       15,779
Capital expenditures for investment
properties                                   380           --          380

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners IX, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                        Average Occupancy

Property                                                1999           1998

Pines of Northwest Crossing Apartments                  97%            95%

  Houston, Texas

Panorama Terrace Apartments                             97%            89%

  Birmingham, Alabama

Forest River Apartments                                 96%            93%

  Gadsden, Alabama

Village Green Apartments                                97%            93%

  Montgomery, Alabama

Rosemont Crossing Apartments                            93%            88%

  San Antonio, Texas

The General Partner attributes the increase in occupancy at Panorama Terrace Apartments, Forest River Apartments, Rosemont Crossing Apartments and Village Green Apartments to management's aggressive marketing campaigns to attract new tenants.

RESULTS OF OPERATIONS

The Partnership's net income for the three and six month periods ended June 30, 1999, was approximately $47,000 and $48,000, respectively, versus net losses of approximately $293,000 and $472,000 for the corresponding periods of 1998. The increase in net income is due primarily to an increase in total revenues and to a decrease in total expenses. The increase in total revenues is primarily due to an increase in rental income. The increase in rental income is primarily due to increases in average rental rates at The Pines of Northwest Crossing Apartments, Village Green Apartments, and Rosemont Crossing Apartments and to increases in average occupancy at all of the Partnership's investment properties.

Total expenses decreased primarily due to a reduction in operating expenses partially offset by increased property tax expense. The decrease in operating expenses is primarily due to a decrease in insurance expense and maintenance expense. Insurance expense decreased due to a new insurance carrier for all five of the Partnership's investment properties. The maintenance expense decrease is attributed to exterior building renovation projects at The Pines of Northwest Crossing Apartments and Village Green Apartments which were completed in 1998. Panorama Terrace Apartments and Forest River Apartments also completed major landscaping projects in 1998. The exterior building repairs and landscaping projects were necessary to improve the appearance of the properties in order to remain competitive in the market area. Property tax expense increased due to an increase in the property value of Panorama Terrace. In addition, property tax expense at Forest River Apartments was underaccrued in 1998 and the additional 1998 expense was recorded during 1999.

General and administrative expense increased slightly for the six month period but decreased slightly for the three month comparative period. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies required by the Partnership Agreement are included.

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

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,320,000 as compared to approximately $738,000 at June 30, 1998. Cash and cash equivalents increased approximately $521,000 from the Partnership's year ended December 31, 1998, primarily due to approximately $924,000 of cash provided by operating activities, which was partially offset by approximately $273,000 of cash used in investing activities and approximately $130,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties.

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

The Pines of Northwest Crossing Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $304,000 of capital improvements over the next few years. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, parking lot repairs, exterior painting, air conditioning units and roof replacement, which includes certain of the required improvements. These improvements are budgeted for, but not limited to, approximately $432,000. As of June 30, 1999 approximately $188,000 has been incurred consisting primarily of carpet and vinyl replacement, parking lots, roof replacement, appliances, air conditioning units, and exterior painting. These improvements were funded from operating cash flows.

Panorama Terrace Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $511,000 of capital improvements over the next few years. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, parking lot repairs, roof replacement and other structural repairs, which includes certain of the required improvements. These improvements are budgeted for, but not limited to, approximately $527,000. As of June 30, 1999, approximately $25,000 has been incurred consisting primarily of appliance, and carpet and vinyl replacements. These improvements were funded from operating cash flows and replacement reserves.

Forest River Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $235,000 of capital improvements over the next few years. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, roof replacement and other structural improvements, which includes certain of the required improvements. These improvements are budgeted for, but not limited to, approximately $209,000. As of June 30, 1999, approximately $49,000 has been incurred consisting primarily of appliances, carpet and vinyl replacements and other building improvements. These improvements were funded from operating cash flows.

Village Green Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $101,000 of capital improvements over the next few years. Capital improvements planned for 1999 consist of carpet and vinyl replacement, landscaping, perimeter fencing, and appliances, which includes certain of the required improvements. These improvements are budgeted for, but not limited to, approximately $191,000. As of June 30, 1999 approximately $52,000 has been incurred consisting primarily of appliances, carpet and vinyl replacements and equipment. These improvements were funded form replacement reserves.

Rosemont Crossing Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $677,000 of capital improvements over the next few years. Capital improvements planned for 1999 consist primarily of carpet and vinyl replacement, which includes certain of the required improvements. These improvements are budgeted for, but not limited to, approximately $60,000. As of June 30, 1999, approximately $32,000 has been incurred consisting primarily of appliances and carpet and vinyl replacements. These improvements were funded from operating cash flows.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,422,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the six months ended June 30, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, availability of cash reserves, and the timing of debt maturities, property sales and/or refinancings. The Partnership's distribution policy will be reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,303.27 (approximately 31.56% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $356 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 760 units. As a result, AIMCO and its affiliates currently own 6,788 units of limited partnership interest in the Partnership representing approximately 33.98% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

In July 1998, a limited partner of the Partnership commenced an action in the Circuit Court for Jackson County, Missouri entitled Bond Purchase LLC v. Angeles Partners IX, et al. The complaint claims that the Partnership and an affiliate of the General Partner breached certain contractual and fiduciary duties allegedly owed to the claimant and seeks damages and injunctive relief. This case was settled on April 9, 1999. The Partnership is responsible for a portion of the settlement costs. The costs associated with the settlement are included in total expenses for the six months ended June 30, 1999, and did not have a material effect on the Partnership's overall operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)  No reports on Form 8-K were filed during the quarter ended June 30, 1999.


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



                                   ANGELES PARTNERS IX


                                   By:      Angeles Realty Corporation
                                            General Partner

                                   By:      /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President

                                   By:      /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President
                                            Finance and Administration

                                   Date:    August 6, 1999