Form 10QSB
period 1999-09-30
ANGELES PARTNERS IX
filed 1999-11-12
CIK 313499

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                         PART I - FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS


a)

                              ANGELES PARTNERS IX
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1999



Assets
Cash and cash equivalents                                            $  1,688
Receivables and deposits                                                  538
Restricted escrows                                                        208
Other assets                                                              459
Investment properties:
Land                                                      $   3,083
Buildings and related personal property                      35,385
                                                             38,468
Less accumulated depreciation                               (25,977)   12,491
                                                                     $ 15,384
Liabilities and Partners' Deficit
Liabilities
Accounts payable                                                     $    125
Tenant security deposit liabilities                                       121
Accrued property taxes                                                    397
Other liabilities                                                         235
Mortgage notes payable                                                 19,358
Partners' Deficit
General partner                                            $   (224)
Limited partners (19,975 units issued and
outstanding)                                                 (4,628)   (4,852)

                                                                     $ 15,384

          See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                   1999        1998        1999        1998
Revenues:
Rental income                     $ 1,910    $ 1,830      $ 5,701    $ 5,383
Other income                          142         91          310        263
Total revenues                      2,052      1,921        6,011      5,646

Expenses:
Operating                             901      1,051        2,628      3,101
General and administrative             88         76          247        226
Depreciation                          490        476        1,410      1,390
Interest                              421        430        1,277      1,296
Property taxes                        117        106          366        323
Total expenses                      2,017      2,139        5,928      6,336

Net income (loss)                 $    35    $  (218)     $    83    $  (690)

Net income (loss) allocated
to general partner (1%)           $    --    $    (2)     $     1    $   (7)

Net income (loss) allocated
to limited partners (99%)              35       (216)          82       (683)

                                  $    35    $  (218)     $    83    $  (690)
Net income (loss) per limited
   partnership unit               $  1.75    $(10.81)     $  4.11    $(34.19)

          See Accompanying Notes to Consolidated Financial Statements


c)

                              ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership    General    Limited
                                    Units       Partner    Partners     Total

Original capital contributions      20,000      $     1    $ 20,000   $ 20,001

Partners' deficit at
December 31, 1998                   19,975     $   (225)  $  (4,710)  $ (4,935)

Net income for the nine months
ended September 30, 1999               --             1          82         83

Partners' deficit
at September 30, 1999               19,975     $   (224)  $ (4,628)   $ (4,852)

          See Accompanying Notes to Consolidated Financial Statements


d)
                              ANGELES PARTNERS IX
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                           1999        1998
Cash flows from operating activities:
Net income (loss)                                         $   83     $  (690)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation                                               1,410       1,390
  Amortization of loan costs and discounts                    70          83
  Change in accounts:
Receivables and deposits                                     (37)       (146)
Other assets                                                (101)         33
Accounts payable                                             (15)       (185)
Tenant security deposit liabilities                            7          (4)
Accrued property taxes                                       114         144
Other liabilities                                             34         (41)
Net cash provided by operating activities                  1,565         584
Cash flows used in investing activities:
Property improvements and replacements                      (741)       (543)
Net withdrawals from restricted escrows                      262         162

Net cash used in investing activities                       (479)       (381)

Cash flows used in financing activities:
Payments on mortgage notes payable                          (197)       (182)

Net increase in cash and cash equivalents                    889          21

Cash and cash equivalents at beginning of period             799         683

Cash and cash equivalents at end of period                $1,688     $   704

Supplemental disclosure of cash flow information:
Cash paid for interest                                    $1,198     $ 1,212

          See Accompanying Notes to Consolidated Financial Statements


e)

                              ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and/or its affiliates for the nine months ended September 30, 1999 and 1998:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
  operating expenses)                                      $302      $285
Reimbursement of services of affiliates
  (included in investment properties, operating
   expenses and general and administrative expenses)        169       212

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $302,000 and $285,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $169,000 and $212,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses for both the nine months ended September 30, 1999 and 1998, respectively, is approximately $36,000 and $49,000 for construction oversight reimbursements.

On April 13, 1998, an affiliate of the General Partner ("the Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 8,300 of the outstanding units of limited partnership interest (approximately 41.55% of the total outstanding units) in the Partnership at a purchase price of $325 per Unit, net to the seller in cash. On May 11, 1998, the tender offer was closed, and the Purchaser acquired 2,572 units (approximately 12.88% of the total outstanding units).

On August 12, 1998, another affiliate of the General Partner (the "Second Purchaser") commenced a second tender offer for limited partnership interests in the Partnership. The Second Purchaser offered to purchase up to 5,000 of the outstanding units of limited partnership interest (approximately 25.03% of the total outstanding units) in the Partnership at a purchase price of $330 per Unit, net to the seller in cash. During the fourth quarter of 1998, the second Purchaser closed the tender offer and acquired 1,360 units (approximately 6.81% of the total outstanding units).

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,303.27 units of limited partnership interest (approximately 31.56% of the total outstanding units) in the Partnership for a purchase price of $356 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 760 units. As a result, AIMCO and its affiliates currently own 6,793 units of limited partnership interest in the Partnership representing approximately 34.01% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (See Note E - Legal Proceedings).

NOTE D - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of five apartment complexes located in Texas (2) and Alabama (3). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine months ended September 30, 1999 and 1998, is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

               1999                 Residential    Other      Totals
                                              (in thousands)
Rental income                         $ 5,701     $    --    $ 5,701
Other income                              300          10        310
Interest expense                        1,277          --      1,277
Depreciation                            1,410          --      1,410
General and administrative expense         --         247        247
Segment income (loss)                     320        (237)        83
Total assets                           15,080         304     15,384
Capital expenditures for
  investment properties                   741          --        741

               1998                 Residential    Other      Totals
                                              (in thousands)
Rental income                         $ 5,383     $    --    $ 5,383
Other income                              244          19        263
Interest expense                        1,296          --      1,296
Depreciation                            1,390          --      1,390
General and administrative expense         --         226        226
Segment loss                             (483)       (207)      (690)
Total assets                           14,961         583     15,544
Capital expenditures for
  investment properties                   543          --        543

NOTE E - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy
Property                                    1999       1998

Pines of Northwest Crossing Apartments      97%        95%
  Houston, Texas
Panorama Terrace Apartments                 96%        91%
  Birmingham, Alabama
Forest River Apartments                     96%        93%
  Gadsden, Alabama
Village Green Apartments                    96%        93%
  Montgomery, Alabama
Rosemont Crossing Apartments                92%        88%
  San Antonio, Texas

The General Partner attributes the increase in occupancy at Panorama Terrace Apartments, Forest River Apartments, Rosemont Crossing Apartments, and Village Green Apartments to management's aggressive marketing campaigns to attract new tenants.

Results of Operations

The Partnership realized net income of approximately $35,000 and $83,000 for the three and nine months ended September 30, 1999 as compared to net losses of approximately $218,000 and $690,000 for the three and nine months ended September 30, 1998. The increase in net income for the three and nine months ended September 30, 1999 was due primarily to an increase in total revenues and a decrease in total expenses. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, an increase in other income. The increase in rental income is primarily due to an increase in average occupancy at all five of the Partnership's investment properties and an increase in average annual rental rates at Rosemont Crossing, Pines of Northwest Crossing and the Village Green Apartments. Other income increased due to the receipt of approximately $35,000 in insurance proceeds at Forest River Apartments from a prior years claim which had previously been uncollectible.

Total expenses decreased primarily due to a decrease in operating expenses and, to a lesser extent, a slight decrease in interest expense. Operating expenses decreased primarily due to a decrease in maintenance expense and, to a lesser extent, a decrease in insurance expense and property expense. Maintenance expense decreased primarily due to the completion of exterior building renovation projects at Pines of Northwest Crossing and Village Green Apartments which were completed in 1998. Panorama Terrace and Forest River Apartments also completed major landscaping projects during 1998. The exterior building repairs and landscaping projects were necessary to improve the appearance of the properties in order to remain competitive in the market areas. The decrease in insurance expense is due to a change in the Partnership's insurance carrier late in 1998 which resulted in lower premiums for all five of the Partnership's properties. Interest expense decreased as a result of the reduction in the principal balances of the mortgages through scheduled debt payments. The decrease in total expenses was partially offset by slight increases in property tax, depreciation, and general and administrative expenses. Property tax expense increased due to an increase in the property values of the Panorama Terrace and Village Green Apartments. In addition, property tax expense at Forest River Apartments was underaccrued in 1998 and the additional tax expense was recorded in 1999. The increase in depreciation expense resulted from an increase in capital improvements performed at all the investment properties during the past two years to improve the appearance of the Partnership's investment properties.

General and administrative expense increased primarily as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in 1999 related to legal issues disclosed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expense for the nine months ended September 30, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,688,000 as compared to approximately $704,000 at September 30, 1998. Cash and cash equivalents increased approximately $889,000 for the nine months ended September 30, 1999 from the Partnership's year end, primarily due to approximately $1,565,000 of cash provided by operating activities, which was partially offset by approximately $479,000 of cash used in investing activities and approximately $197,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Pines of Northwest Crossing Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $304,000 of capital improvements over the next few years. Capital improvements planned for 1999, which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot improvement, air conditioning units and roof replacements. These improvements are budgeted for, but not limited to, approximately $432,000 for 1999. As of September 30, 1999 approximately $296,000 has been incurred consisting primarily of floor covering replacements, parking lot improvements, roof replacements, appliances and air conditioning unit replacements. The air conditioning replacements are substantially complete as of the nine months ended September 30, 1999. These improvements were funded from replacement reserves and operating cash flows.

Panorama Terrace Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $511,000 of capital improvements over the next few years. Capital improvements planned for 1999 which includes certain of the required improvements and consist of carpet and vinyl replacement, landscaping, parking lot improvements, roof replacement and other structural improvements. These improvements are budgeted for, but not limited to, approximately $527,000 for 1999. As of September 30, 1999 approximately $38,000 has been incurred consisting primarily of floor covering replacements. These improvements were funded from operating cash flow.

Forest River Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $235,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping, roof replacement and other structural improvements. These improvements are budgeted for, but not limited to, approximately $209,000 for 1999. As of September 30, 1999 approximately $80,000 has been incurred consisting primarily of appliance and floor covering replacements and other building improvements. These improvements were funded from operating cash flow and replacement reserves.

Village Green Apartments

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $101,000 of capital improvements over the next few years. Capital improvements planned for 1999 which includes certain of the required improvements and consist of carpet and vinyl replacement, landscaping, perimeter fencing, and appliances. These improvements are budgeted for, but not limited to, approximately $191,000 for 1999. As of September 30, 1999 approximately $85,000 has been incurred consisting primarily of floor covering replacements. These improvements were funded from replacement reserves.

Rosemont Crossing Apartment

Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $677,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of carpet and vinyl replacement. These improvements are budgeted for, but not limited to, approximately $60,000 for 1999. During 1999 it was determined that additional work needed to be performed at the property during the current year and accordingly an additional $580,000 was added to budgeted improvements for the year. As of September 30, 1999 approximately $242,000 has been incurred consisting primarily of structural repairs and floor covering replacement. These improvements were funded from operating cash flows and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,358,000, net of discounts, is amortized over periods ranging from approximately twenty-nine to thirty years with balloon payments due in 2002 and 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the nine months ended September 30, 1999 and 1998. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, availability of cash reserves, and the timing of the debt maturities, property sales and/or refinancings. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures, to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 7, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 6,303.27 units of limited partnership interest (approximately 31.56% of the total outstanding units) in the Partnership for a purchase price of $356 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 760 units. As a result, AIMCO and its affiliates currently own 6,793 units of limited partnership interest in the Partnership representing approximately 34.01% of the total outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. (See "Item 1. Financial Statements, Note E - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I _ Financial Information, Item 1. Financial Statements, Note B _ Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund.
The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 ANGELES PARTNERS IX

                                 By:     Angeles Realty Corporation
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:   November 10, 1999