Form 10KSB
period 1999-12-31
ANGELES PARTNERS IX
filed 2000-03-23
CIK 313499

March 23, 2000

United States

Securities and Exchange Commission
Washington, D.C.  20549


RE:   Angeles Partners IX
      Form 10-KSB
      File No. 0-9704

To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,




Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089

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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $7,979,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners IX (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO (See "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Partnership's primary business is to operate and hold real estate properties for investment. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership continues to hold five of these properties. See "Item 2. Description of Properties", below for a description of the Partnership's remaining properties.

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

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for the apartments is local.

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Properties:

The following table sets forth the Partnership's investments in properties:


                                 Date of
Property                         Purchase          Type of Ownership             Use


The Pines of Northwest
Crossing Apartments              05/30/80   Fee ownership, subject to       Apartment -
  Houston, Texas                            first and second mortgages(1)   412 units

Panorama Terrace Apartments      06/30/80   Fee ownership, subject to a     Apartment -
  Birmingham, Alabama                       first mortgage                  227 units

Forest River Apartments          12/29/80   Fee ownership, subject to       Apartment -
  Gadsden, Alabama                          first and second mortgages(1)   248 units

Village Green Apartments         12/31/80   Fee ownership, subject to a     Apartment -
  Montgomery, Alabama                       first mortgage                  337 units

Rosemont Crossing
   Apartments                    12/31/80   Fee ownership, subject to       Apartment -
  San Antonio, Texas                        first and second mortgages(1)   217 units

(1) Properties are held by a Limited Partnership in which the Registrant owns a 99% interest.


Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                           Carrying    Accumulated   Useful                  Federal
Property                     Value    Depreciation    Life      Method      Tax Basis
                              (in thousands)                              (in thousands)

The Pines of Northwest
 Crossing Apartments     $11,813      $ 7,496      5-25 yrs     (1)        $ 5,232

Panorama Terrance
 Apartments                8,861        6,263      5-25 yrs     (1)          3,752

Forest River
  Apartments               5,369        3,883      5-25 yrs     (1)          1,979

Village Green
  Apartments               8,415        6,158      5-25 yrs     (1)          3,320

Rosemont Crossing
 Apartments                5,249        2,678      5-19 yrs     (1)          2,940

  Total                  $39,707      $26,478                              $17,223


(1)   Straight-line and accelerated methods used.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note I - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                          Principal
                           Balance At                                          Balance
                          December 31,   Interest    Period     Maturity       Due At
        Property              1999         Rate    Amortized    Date (5)    Maturity (5)
                         (in thousands)                                     (in thousands)


The Pines of Northwest
 Crossing Apartments
  1st mortgage             $ 4,672        7.83%       (2)       10/15/03      $4,338
  2nd mortgage                 156        7.83%       (4)       10/15/03         156

Panorama Terrace
 Apartments
  1st mortgage               3,731       10.13%       (3)       08/10/02       3,590

Forest River
  Apartments
  1st mortgage               3,160        7.83%       (2)       10/15/03       2,935
  2nd mortgage                 106        7.83%       (4)       10/15/03         106

Village Green
  Apartments
  1st mortgage               4,744        7.33%       (1)       11/01/03       4,489

Rosemont Crossing
 Apartments
  1st mortgage               2,748        7.83%       (2)       10/15/03       2,552
  2nd mortgage,                 92        7.83%       (4)       10/15/03          92
                            19,409                                           $18,258

Less unamortized
   discounts                  (116)
                           $19,293


     (1) The principal balance is being amortized over 360 months with a balloon payment due November 1, 2003.

     (2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

     (3) The principal balance is being amortized over 360 months with a balloon payment due August 10, 2002.

     (4)  Interest only payments.

     (5) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to repay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 1999 and 1998 for each property:

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     1999           1998          1999         1998

 The Pines of Northwest
  Crossing Apartments        $ 5,593       $ 5,396         97%           95%
 Panorama Terrace
   Apartments                  7,093         7,173         96%           92%
 Forest River
   Apartments                  4,813         4,840         95%           92%
 Village Green
   Apartments                  5,432         5,274         97%           94%
 Rosemont Crossing
   Apartments                  5,910         5,610         92%           90%

The General  Partner  attributes  the increase in occupancy at Panorama  Terrace
Apartments,   Forest  River   Apartments,   and  Village  Green   Apartments  to
management's aggressive marketing campaigns to attract new tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex that leases units for lease terms of one year or less. As of December 31, 1999, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for each property were:

                                       1999             1999
                                     Billing            Rate
                                  (in thousands)

The Pines of Northwest
 Crossing Apartments                  $149              3.02%
Panorama Terrace Apartments            105*             7.27%
Forest River Apartments                 42*             4.90%
Village Green Apartments                59*             3.45%
Rosemont Crossing Apartments            66              2.89%

* Due to this property having a tax year different than its fiscal year, the tax bill does not equal tax expense.

Capital Improvements:

The  Pines  of  Northwest  Crossing   Apartments:   The  Partnership   completed
approximately $529,000 in capital expenditures at The Pines of Northwest Apartments as of December 31, 1999, consisting primarily of structural building improvements, appliances, exterior painting, electrical improvements and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $123,600. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Panorama Terrace Apartments: The Partnership completed approximately $153,000 in capital expenditures at Panorama Terrace Apartments as of December 31, 1999, consisting primarily of structural building improvements, parking lot improvements and floor covering replacements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $68,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Forest River Apartments: The Partnership completed approximately $284,000 in capital expenditures at Forest River Apartments as of December 31, 1999, consisting primarily of roof replacement, major landscaping, and appliance and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $74,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green Apartments: The Partnership completed approximately $165,000 in capital expenditures at Village Green Apartments as of December 31, 1999, consisting primarily of fencing improvements, and appliances and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $101,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Rosemont Crossing Apartments: The Partnership completed approximately $849,000 in capital expenditures at Rosemont Crossing Apartments as of December 31, 1999, consisting primarily of structural building improvements, major landscaping, plumbing improvements, air conditioning upgrades, and appliance and floor covering replacements. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $65,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999 no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 777 Limited Partners of record owning an aggregate of 19,975 units. Affiliates of the General Partner owned 11,879 Units or approximately 59.47% at December 31, 1999. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

No distributions were made during the years ended December 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, refinancings and/or property sales, the availability of cash reserves and the timing of debt maturities. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account maintained by the mortgage lender is less than $400 per apartment unit at Forest River Apartments, Rosemont Crossing Apartments, and The Pines of Northwest Crossing Apartments for a total of approximately $351,000. As of December 31, 1999 the balance in the reserve account is $141,000.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,879 limited partnership units in the Partnership representing approximately 59.47% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income of approximately $31,000 for the year ended December 31, 1999 compared to a net loss of approximately $784,000 for the year ended December 31, 1998. The increase in net income is due to an increase in total revenue and a decrease in total expenses. Total revenues increased primarily due to an increase in rental income and, to a lesser extent, an increase in other income. The increase in rental income is primarily due to an increase in average occupancy at all five of the Partnership's investment properties and an increase in average rental rates at Rosemont Crossing, The Pines of Northwest Crossing and the Village Green Apartments. Other income increased due to the receipt of approximately $35,000 in insurance proceeds at Forest River Apartments from a prior year's claim which had previously been deemed uncollectible.

Total expenses decreased primarily due to a decrease in operating expenses and, to a lesser extent, a slight decrease in interest expense. Operating expenses decreased primarily due to a decrease in maintenance expense and, to a lesser extent, a decrease in property expense and insurance expense. Maintenance expense decreased primarily due to the completion of exterior building renovation projects at The Pines of Northwest Crossing and Village Green Apartments. The exterior building repairs were necessary to improve the appearance of the properties in order to remain competitive in the market areas. The decrease in insurance expense is due to a change in the Partnership's insurance carrier which resulted in lower premiums for all five of the Partnership's properties. Interest expense decreased as a result of the reduction in the principal balances of the mortgages through scheduled debt payments. The decrease in total expenses was partially offset by slight increases in property tax, depreciation, and general and administrative expenses. Property tax expense increased due to an increase in the property values of Panorama Terrace Apartments. The increase in depreciation expense resulted from an increase in capital improvements performed at all of the investment properties during the past two years to improve the overall appearance and quality of the Partnership's investment properties.

General and administrative expense increased primarily as a result of an increase in legal costs, which include the Partnership's portion of settlement costs paid in 1999 related to legal matters discussed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998 and the Nuanes matter. Included in general and administrative expense at both December 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $131,000 ($6.49 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,313,000 compared to approximately $799,000 at December 31, 1998. The increase in cash and cash equivalents of approximately $514,000 for the year ended December 31, 1999 is due to approximately $2,080,000 of cash provided by operating activities, which was partially offset by approximately $1,300,000 of cash used in investing activities and approximately $266,000 of cash used in financing activities. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal, and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $432,300. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,293,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the years ended December 31, 1999 and 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvements to permit distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account maintained by the mortgage lender is less than $400 per apartment unit at Forest River Apartments, Rosemont Crossing Apartments, and The Pines of Northwest Crossing Apartments for a total of approximately $351,000. As of December 31, 1999 the balance in the reserve account is $141,000.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,879 units of limited partnership units in the Partnership representing approximately 59.47% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 1999

      Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 1999 and 1998

      Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners IX

We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 1999, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note I to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                               ANGELES PARTNERS IX
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                                 $ 1,313
   Receivables and deposits                                                      454
   Restricted escrows                                                            186
   Other assets                                                                  405
   Investment properties (Notes C and F):
      Land                                                    $  3,083
      Buildings and related personal property                   36,624

                                                                39,707

      Less accumulated depreciation                            (26,478)       13,229
                                                                             $15,587

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                          $   514
   Tenant security deposit liabilities                                           118
   Accrued property taxes                                                        223
   Other liabilities                                                             343
   Mortgage notes payable (Note C)                                            19,293

Partners' Deficit

   General partner                                             $ (225)
   Limited partners (19,975 units issued and
      outstanding)                                              (4,679)       (4,904)


                                                                             $15,587


           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)




                                                           Years Ended December 31,
                                                              1999         1998

Revenues:
   Rental income                                             $ 7,579     $ 7,213
   Other income                                                  400         345

      Total revenues                                           7,979       7,558


Expenses:
   Operating                                                   3,511       4,016
   General and administrative                                    374         323
   Depreciation                                                1,911       1,848
   Interest                                                    1,685       1,727
   Property taxes                                                467         428


      Total expenses                                           7,948       8,342


      Net income (loss)                                      $    31     $  (784)


Net income (loss) allocated to general partner (1%)          $    --     $    (8)

Net income (loss) allocated to limited partners (99%)             31        (776)

                                                             $    31     $  (784)


Net income (loss) per limited partnership unit               $  1.55     $(38.85)


           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner     Partners     Total

Original capital contributions            20,000      $    1      $20,000    $20,001

Partners' deficit
   at December 31, 1997                   19,975      $ (217)     $(3,934)   $(4,151)

Net loss for the year ended
   December 31, 1998                          --           (8)       (776)      (784)

Partners' deficit at
   December 31, 1998                      19,975         (225)     (4,710)    (4,935)

Net income for the year
   ended December 31, 1999                    --           --          31         31

Partners' deficit
   at December 31, 1999                   19,975      $ (225)    $ (4,679)  $ (4,904)

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

                                                              Year Ended December 31,
                                                                  1999        1998

Cash flows from operating activities:

  Net income (loss)                                             $    31     $   (784)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                   1,911        1,848
   Amortization of discounts and loan costs                          97          112
   Change in accounts:
      Receivables and deposits                                       47         (112)
      Other assets                                                  (70)          60
      Accounts payable                                              (22)        (158)
      Tenant security deposit liabilities                             4           (1)
      Accrued property taxes                                        (60)          59
      Other liabilities                                             142          (32)

        Net cash provided by operating activities                 2,080          992

Cash flows from investing activities:

  Property improvements and replacements                         (1,584)        (867)
  Net withdrawals from restricted escrows                           284          236

       Net cash used in investing activities                     (1,300)        (631)

Cash flows from financing activities:

  Payments on mortgage notes payable                               (266)        (245)

       Net cash used in financing activities                       (266)        (245)


Net increase in cash and cash equivalents                           514          116

Cash and cash equivalents at beginning of year                      799          683

Cash and cash equivalents at end year                           $ 1,313      $   799

Supplemental disclosure of cash flow information:

  Cash paid for interest                                        $ 1,593      $ 1,614

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                             $   396      $    --


           See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO (See "Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 1999, the Partnership operates five residential properties located in Alabama and Texas.

Principles of Consolidation: The financial statements include all of the accounts of the Partnership and its 99% owned partnership. The General Partner of the consolidated partnership is Angeles Realty Corporation. Angeles Realty Corporation may be removed as the general partner of the consolidated partnership by the Registrant; therefore, the consolidated Partnership is controlled and consolidated by the Registrant. All significant interpartnership balances have been eliminated.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Effective January 1, 1999 the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note I).

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $838,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the related loans. At December 31, 1999, accumulated amortization is approximately $523,000.

Restricted Escrows:

      Capital Improvement Reserves: In 1993, as part of the refinancing of Forest River Apartments, Rosemont Crossing Apartments, and The Pines of Northwest Crossing Apartments' mortgage notes payable, $997,000 of the proceeds were designated for "capital improvement escrows" for certain capital improvements. During 1999, the remaining balance in this account was returned to the properties as all required capital improvements had been completed.

      Reserve Account: General Reserve accounts of $283,000 were established with the refinancing proceeds for the refinanced properties discussed above. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks, and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the reserve accounts until the reserve accounts equal $400 per apartment unit, or approximately $351,000 in total. At December 31, 1999, the balance in these accounts was approximately $141,000.

      Replacement Reserve Escrow: In addition to the above escrows, Village Green Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. The property is required to deposit $4,000 per month until the escrow balance reaches $126,000. As of December 31, 1999, the balance in this account is approximately $45,000.

Investment Properties: Investment properties consist of five apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Financial Accounting Standard Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising Costs: Advertising costs of approximately $119,000 and $131,000 for the years ended December 31, 1999 and 1998, respectively, are charged to expense as incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. (See "Note G" for required disclosure).

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable


                           Principal      Monthly                              Principal
                           Balance At     Payment     Stated                    Balance
                          December 31,   Including   Interest     Maturity       Due At
        Property              1999       Interest      Rate         Date        Maturity
                         (in thousands)                                      (in thousands)


The Pines of Northwest
 Crossing Apartments
  1st mortgage             $ 4,672        $  37       7.83%       10/15/03     $4,338
  2nd mortgage (1)             156            1       7.83%       10/15/03        156

Panorama Terrace
 Apartments
  1st mortgage               3,731           35      10.13%       08/10/02      3,590

Forest River
  Apartments
  1st mortgage               3,160           25       7.83%       10/15/03      2,935
  2nd mortgage (1)             106            1       7.83%       10/15/03        106

Village Green
  Apartments
  1st mortgage               4,744           34       7.33%       11/01/03      4,489

Rosemont Crossing
 Apartments
  1st mortgage               2,748           22       7.83%       10/15/03      2,552
  2nd mortgage (1)              92            1       7.83%       10/15/03         92

                            19,409         $156                               $18,258
 Less unamortized
   discounts (2)              (116)
                          $ 19,293


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

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999, are as follows (in thousands):

                                2000           $  289
                                2001              313
                                2002            3,904
                                2003           14,903
                                              $19,409

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (in thousands):

                                          1999          1998

Net income (loss) as reported            $   31        $ (784)
Add (deduct):
     Depreciation differences               533           788
     Unearned income                       (108)          138
     Discounts on mortgage notes             14            --
     Other                                   11           (30)

Federal taxable income                   $  481        $  112

Federal taxable income per
     limited partnership unit             $23.84       $ 5.54

The  following  is  a   reconciliation   at  December  31,  1999,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported            $(4,904)
Land and buildings                       5,614
Accumulated depreciation                (1,620)
Syndication and distribution costs       2,036
Other                                      168

Net assets - Federal tax basis         $ 1,294

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and its affiliates during the years ended December 31, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $403     $ 383

Reimbursement for services of affiliates (included in
 investment properties, operating expenses and general
 and administrative expenses)                                  278        268

Partnership management fee (included in general and
 administrative expenses)                                       25          9

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $403,000 and $383,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $278,000 and $268,000 for the years ended December 31, 1999 and 1998, respectively. Included in these services is approximately $104,000 and $51,000 for construction oversight reimbursements in 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 7.5% of "net cash from operations". The General Partner was entitled to this fee in the amount of approximately $25,000 and $9,000 which was accrued at December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,879 limited partnership units in the Partnership representing approximately 59.47% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Real Estate and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
       Description         Encumbrances     Land      Property      Acquisition
                          (in thousands)                          (in thousands)

The Pines of Northwest
 Crossing Apartments         $ 4,828     $ 1,641      $ 7,399        $ 2,773
Panorama Terrace
 Apartments                    3,731         473        6,262          2,126
Forest River
 Apartments                    3,266         123        4,189          1,057
Village Green
 Apartments                    4,744         409        5,786          2,220
Rosemont Crossing
 Apartments                    2,840         437        3,933            879

    Totals                   $19,409     $ 3,083      $27,569        $ 9,055



                      Gross Amount At Which Carried
                           At December 31, 1999
                              (in thousands)

                                Buildings
                               And Related
                                Personal              Accumulated      Date     Depreciable
     Description        Land    Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

The Pines of Northwest
 Crossing Apartments  $ 1,641  $ 10,172    $ 11,813     $  7,496      5/30/80      5-25

Panorama Terrace
 Apartments               473     8,388       8,861        6,263      6/30/80      5-25

Forest River
 Apartments               123     5,246       5,369        3,883     12/29/80      5-25

Village Green
 Apartments               409     8,006       8,415        6,158     12/31/80      5-25

Rosemont Crossing
 Apartments               437     4,812       5,249        2,678     12/31/80      5-19

  Totals              $ 3,083  $ 36,624    $ 39,707     $ 26,478


Reconciliation of "Real Estate and Accumulated Depreciation":


                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $37,727          $36,860
    Property improvements                        1,980              867

Balance at end of year                         $39,707          $37,727

Accumulated Depreciation

Balance at beginning of year                   $24,567          $22,719
    Additions charged to expense                 1,911            1,848

Balance at end of year                         $26,478          $24,567

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, is approximately $45,321,000 and $43,341,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $28,098,000 and $26,737,000, respectively.

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

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years ended December 31, 1999 and 1998 is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999                                    Residential      Other       Totals
                                                    (in thousands)
Rental income                             $ 7,579         $ --      $ 7,579
Other income                                  385            15         400
Interest expense                            1,685            --       1,685
Depreciation                                1,911            --       1,911
General and administrative expense             --           374         374
Segment profit (loss)                         390          (359)         31
Total assets                               15,481           106      15,587
Capital expenditures for investment
 properties                                 1,980            --       1,980


                 1998                   Residential      Other       Totals
                                                   (in thousands)
Rental income                             $ 7,213         $ --      $ 7,213
Other income                                  323            22         345
Interest expense                            1,727            --       1,727
Depreciation                                1,848            --       1,848
General and administrative expense             --           323         323
Segment loss                                 (483)         (301)       (784)
Total assets                               14,847           501      15,348
Capital expenditures for investment
 properties                                  867             --         867

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to increase net income by approximately $131,000 ($6.49 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner is Angeles Realty Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 1999 no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         981              4.91%
  (an affiliate of AIMCO)
Broad River Properties, LLC                  2,529             12.66%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         7,009             35.09%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                 1,360              6.81%
  (an affiliate of AIMCO)

Insignia  Properties,   LP,  Broad  River  Properties,   LLC  and  Cooper  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Blvd., Denver, CO 80222.

No director or officer of the General Partner owns any Units. The General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and its affiliates during the years ended December 31, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees                                       $403     $ 383

Reimbursement for services of affiliates                        278       268

Partnership management fee                                       25         9

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $403,000 and $383,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $278,000 and $268,000 for the years ended December 31, 1999 and 1998, respectively. Included in these services is approximately $104,000 and $51,000 for construction oversight reimbursements in 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 7.5% of "net cash from operations". The General Partner was entitled to this fee in the amount of approximately $25,000 and $9,000 which was accrued at December 31, 1999 and 1998, respectively.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 11,879 limited partnership units in the Partnership representing approximately 59.47% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 1999:

               None.

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

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:
Martha L. Long            and Controller

                               ANGELES PARTNERS IX

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT (incorporated by reference to Exhibit 2.1 filed with Registrant's Current Report on Form 8-K dated October 1, 1998).

      3.1 Amended Certificate and Agreement of the Limited Partnership filed in Form S - 11 dated December 24, 1984 incorporated herein by reference

      10.1 Earnest Money Contract (Phase I and II) - the Pines of Northwest Crossing Apartments filed in Form 8-K dated May 30, 1980 and incorporated herein by reference

      10.2 Purchase and Sale Agreement with Exhibits - Panorama Terrace filed in Form 8-K dated June 30, 1980 and incorporated herein by reference

      10.3 Purchase and Sale Agreement with Exhibits - Forest River Apartments filed in Form 8-K dated December 29, 1980 and incorporated herein by reference

      10.4 Purchase and Sale Agreement with Exhibits - Village Green Apartments filed in Form 8-K dated December 31, 1980 and incorporated herein by reference

      10.5 Purchase and Sale Agreement with Exhibits - The Greens Apartments filed in Form 8-K dated December 31, 1980 and incorporated herein by reference

      10.6 Promissory Note - Village Green Apartments filed in Form 10-K as Exhibit 10.8 dated March 24, 1989 and incorporated herein by reference

      10.7 Promissory Note and deed of trust modification and extension agreement- the Pines of Northwest Crossing Apartments filed in the 1989 Form 10-K as Exhibit 10.9 dated January 15, 1991 and incorporated herein by reference

      10.8 Promissory Note and deed of trust modification and reinstatement agreement- the Greens Apartments filed in form 10-K as Exhibit 10.10 dated March 28, 1991 and incorporated herein by reference

      10.9 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

      10.10 (a) First Deeds of Trust and Security Agreements dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

             (b) Second Deeds of Trust and Security Agreements dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

             (c) First Assignments of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

             (d) Second Assignments of Leases and Rents dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, a Virginia Corporation, securing The Pines of Northwest Crossing.*

             (e) First Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Pines of Northwest Crossing.*

             (f) Second Deeds of Trust Notes dated September 30, 1993 between Houston Pines, a California Limited Partnership and Lexington Mortgage Company, relating to The Pines of Northwest Crossing.*

                  *Filed as Exhibits  10.10 (a) through  (f),  respectively,  in
                  Form  10-KSB  for  the  year  ended   December  31,  1993  and
                  incorporated herein by reference.

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

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27          Financial Data Schedule

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Angeles Realty Corporation

General Partner of Angeles Partners IX
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note I of Notes to the Consolidated Financial Statements of Angeles Partners IX included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP