Form 10QSB
period 2000-03-31
ANGELES PARTNERS IX
filed 2000-05-15
CIK 313499

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets

   Cash and cash equivalents                                              $  1,126
   Receivables and deposits                                                    204
   Restricted escrows                                                          249
   Other assets                                                                457
   Investment properties:
      Land                                                 $   3,083
      Buildings and related personal property                 37,175
                                                              40,258
      Less accumulated depreciation                          (27,014)       13,244
                                                                          $ 15,280

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                       $    364
   Tenant security deposit liabilities                                         128
   Accrued property taxes                                                      173
   Other liabilities                                                           268
   Mortgage notes payable                                                   19,225

Partners' Deficit

   General partner                                          $   (225)
   Limited partners (19,975 units issued and
      outstanding)                                            (4,653)       (4,878)
                                                                          $ 15,280

            See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                            2000        1999
Revenues:
   Rental income                                           $ 1,908    $ 1,886
   Other income                                                 83         81
      Total revenues                                         1,991      1,967

Expenses:
   Operating                                                   839        781
   General and administrative                                   63         83
   Depreciation                                                536        528
   Interest                                                    420        426
   Property taxes                                              107        148
      Total expenses                                         1,965      1,966

Net income                                                  $   26     $    1

Net income allocated to general partner (1%)                $   --     $   --

Net income allocated to limited partners (99%)                  26          1

                                                           $    26     $    1

Net income per limited partnership unit                    $  1.30     $  .05

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000        $   1       $ 20,000   $ 20,001

Partners' deficit at

   December 31, 1999                   19,975        $ (225)     $ (4,679)  $ (4,904)

Net income for the three months
   ended March 31, 2000                    --             --           26         26

Partners' deficit

   at March 31, 2000                   19,975        $ (225)     $ (4,653)  $ (4,878)

            See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                  (in thousands)

                                                                 Three Months Ended
                                                                       March 31,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                      $   26     $    1
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      536        528
   Amortization of loan costs and discounts                           27         25
  Change in accounts:
      Receivables and deposits                                       250        120
      Other assets                                                   (75)      (112)
      Accounts payable                                                46        (51)
      Tenant security deposit liabilities                             10          3
      Accrued property taxes                                         (50)      (104)
      Other liabilities                                              (75)         7

       Net cash provided by operating activities                     695        417
Cash flows from investing activities:
  Property improvements and replacements                            (747)      (107)
  Net (deposits to) withdrawals from restricted escrows              (63)        88

       Net cash used in investing activities                        (810)       (19)

Cash flows used in financing activities:

  Payments on mortgage notes payable                                 (72)       (64)

Net (decrease) increase in cash and cash equivalents                (187)       334

Cash and cash equivalents at beginning of period                   1,313        799

Cash and cash equivalents at end of period                        $1,126     $1,133

Supplemental disclosure of cash flow information:

  Cash paid for interest                                          $  392     $  401
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                              $  200     $   --

At December 31, 1999 property improvements and replacements and accounts payable were adjusted by approximately $396,000.


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Principles of Consolidation

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

The following amounts were paid to the General Partner and its affiliates for the three months ended March 31, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                      $101       $ 99
   Reimbursement for services of affiliates
     (included in investment properties, operating
      expenses and general and administrative expenses)         64         55

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $101,000 and $99,000 for the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $64,000 and $55,000 for the three months ended March 31, 2000 and 1999, respectively. Included in these expenses for the three months ended March 31, 2000, is approximately $23,000 for construction oversight reimbursements. No such costs were incurred for the three months ended March 31, 1999.

AIMCO and its affiliates currently own 11,986 limited partnership units in the Partnership representing 60.005% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 60.005% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Segment Information

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential property. The Partnership's residential property segment consists of five apartment complexes located in Texas (2) and Alabama (3). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 2000 and 1999, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                  2000                  Residential    Other      Totals
                                                 (in thousands)
  Rental income                           $ 1,908       $ --     $ 1,908
  Other income                                 81           2         83
  Interest expense                            420          --        420
  Depreciation                                536          --        536
  General and administrative expense           --          63         63
  Segment income (loss)                        87         (61)        26
  Total assets                             15,202          78     15,280
  Capital expenditures for
    investment properties                     551          --        551

                   1999                  Residential    Other      Totals
                                                 (in thousands)
  Rental income                           $ 1,886       $ --     $ 1,886
  Other income                                 77           4         81
  Interest expense                            426          --        426
  Depreciation                                528          --        528
  General and administrative expense           --          83         83
  Segment profit (loss)                        80         (79)         1
  Total assets                             14,683         459     15,142
  Capital expenditures for
    investment properties                     107          --        107

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Pines of Northwest Crossing Apartments        97%        97%
        Houston, Texas
      Panorama Terrace Apartments                   94%        97%
        Birmingham, Alabama
      Forest River Apartments                       98%        95%
        Gadsden, Alabama
      Village Green Apartments                      95%        96%
        Montgomery, Alabama
      Rosemont Crossing Apartments                  95%        93%
        San Antonio, Texas

The General  Partner  attributes  the  increase  in  occupancy  at Forest  River
Apartments, to management's aggressive marketing campaign to attract new tenants. The General Partner attributes the decrease in occupancy at Panorama Terrace Apartments to the competitive market of the apartment industry in the Birmingham area.

Results of Operations

The Partnership's net income for the three months ended March 31, 2000 and 1999 was approximately $26,000 and $1,000, respectively. The increase in net income is due to an increase in total revenues. Total revenues increased primarily due to an increase in rental income. The increase in rental income is due primarily to increases in the average rental rates at all five of the Partnership's investment properties and an increase in occupancy at Forest River Apartments and Rosemont Crossing Apartments which more than offset the decrease in occupancy at Panorama Terrace Apartments and Village Green Apartments.

The decreases in interest, property tax and general and administrative expenses, were partially offset by an increase in operating expense which resulted in total expenses remaining relatively constant. The decrease in interest expense is due to scheduled principal payments made on the properties respective mortgages. General and administrative expenses decreased primarily due to a decrease in management reimbursements to the General Partner allowed under the Partnership Agreement and, to a lesser extent, a decrease in legal costs, which included the Partnership's portion of settlement costs disclosed in previous quarters. Included in general and administrative expense at both March 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in operating expenses is due primarily to an increase in maintenance expense. The increase in maintenance expense is due primarily to insurance proceeds received during 1999 that exceeded the expenses relating to a casualty at The Pines of Northwest Crossing Apartments and fire damage at Panorama Terrace Apartments. Depreciation expense and interest expense remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $1,126,000 compared to approximately $1,133,000 at March 31, 1999. The decrease in cash and cash equivalents of approximately $187,000 for the three months ended March 31, 2000, from the Partnership's calendar year end, is due to approximately $810,000 of cash used in investing activities and approximately $72,000 of cash used in financing activities, which was partially offset by approximately $695,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and to a lesser extent net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local, legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Pines of Northwest Crossing Apartments: For 2000 the Partnership has budgeted approximately $144,000 for capital improvements, consisting primarily of plumbing improvements, and floor covering, appliances, and air conditioning replacements. The Partnership completed approximately $50,000 in capital expenditures at The Pines of Northwest Crossing Apartments as of March 31, 2000, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operations.

Panorama Terrace Apartments: For 2000 the Partnership has budgeted approximately $477,000 for capital improvements, consisting primarily of exterior painting, parking lot improvements, floor covering and appliance replacements, roof impairments and major landscaping. The Partnership completed approximately $398,000 in capital expenditures at Panorama Terrace Apartments as of March 31, 2000, consisting primarily of roof improvements, major landscaping, exterior painting and parking lot upgrades. These improvements were funded primarily from operations.

Forest River Apartments: For 2000 the Partnership has budgeted approximately $99,000 for capital improvements, consisting primarily of floor covering, appliances, and air conditioning replacements. The Partnership completed approximately $24,000 in capital expenditures at Forest River Apartments as of March 31, 2000, consisting primarily of floor covering and appliance replacements. These improvements were funded primarily from operations and replacement reserves.

Village Green Apartments: For 2000 the Partnership has budgeted approximately $134,000 for capital improvements, consisting primarily of floor covering, appliances and air conditioning replacement and plumbing improvements. The Partnership completed approximately $36,000 in capital expenditures at Village Green Apartments as of March 31, 2000, consisting primarily of floor covering replacements, appliances, and HVAC improvements. These improvements were funded primarily from operations.

Rosemont Crossing Apartments: For 2000 the Partnership has budgeted approximately $530,000 for capital improvements, consisting primarily of floor covering, cabinet replacements, appliances and interior and exterior building improvements. The Partnership completed approximately $43,000 in capital expenditures at Rosemont Crossing Apartments as of March 31, 2000, consisting primarily of major landscaping. These improvements were funded primarily from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,225,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

No cash distributions were paid to the partners during the three months ended March 31, 2000 and 1999. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturities, property sales and/or refinancings. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures, to permit distributions to its partners in 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account maintained by the mortgage lender is less than $400 per apartment unit at Forest River Apartments, Rosemont Crossing Apartments and The Pines of Northwest Crossing Apartments for a total of approximately $351,000. As of March 31, 2000 the balance in the reserve account is approximately $177,000.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

                                 Date:   May 12, 2000