Form 10QSB
period 2000-06-30
ANGELES PARTNERS IX
filed 2000-08-14
CIK 313499

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                              $    803
   Receivables and deposits                                                    325
   Restricted escrows                                                          301
   Other assets                                                                380
   Investment properties:
      Land                                                 $   3,083
      Buildings and related personal property                 37,249
                                                              40,332
      Less accumulated depreciation                          (27,493)       12,839
                                                                          $ 14,648

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                       $    259
   Tenant security deposit liabilities                                         136
   Accrued property taxes                                                      255
   Other liabilities                                                           244
   Mortgage notes payable                                                   19,160

Partners' Deficit

   General partner                                          $   (230)
   Limited partners (19,975 units issued and
      outstanding)                                            (5,176)       (5,406)
                                                                          $ 14,648

            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    2000        1999        2000        1999
Revenues:
     Rental income                $ 1,933     $ 1,905     $ 3,841     $ 3,791
     Other income                     140          87         223         168
     Casualty gain                     50          --          50          --
       Total revenues               2,123       1,992       4,114       3,959

Expenses:
     Operating                        856         946       1,695       1,727
     General and administrative        77          76         140         159
     Depreciation                     511         392       1,047         920
     Interest                         443         430         863         856
     Property taxes                    82         101         189         249
       Total expenses               1,969       1,945       3,934       3,911

 Net income                       $   154     $    47     $   180     $    48

Net income allocated to
     general partner (1%)         $     2     $    --     $     2     $    --
Net income allocated to
     limited partners (99%)           152          47         178          48

                                  $   154     $    47     $   180     $    48

Net income per limited
     partnership unit             $  7.61     $  2.35     $  8.91     $  2.40
Distribution per limited

     partnership unit             $ 33.79     $    --     $ 33.79     $    --

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000          $ 1       $ 20,000   $ 20,001

Partners' deficit at
   December 31, 1999                   19,975        $ (225)     $ (4,679)  $ (4,904)

Distribution to partners                                  (7)        (675)      (682)

Net income for the six months
   ended June 30, 2000                     --              2          178        180

Partners' deficit
   at June 30, 2000                    19,975        $ (230)     $ (5,176)  $ (5,406)

            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                  Six Months Ended
                                                                        June 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $   180     $   48
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Casualty gain                                                     (50)        --
   Depreciation                                                    1,047        920
   Amortization of loan costs and discounts                           74         48
  Change in accounts:
      Receivables and deposits                                       129         33
      Other assets                                                   (41)      (120)
      Accounts payable                                              (255)       (32)
      Tenant security deposit liabilities                             18          2
      Accrued property taxes                                          32         (3)
      Other liabilities                                              (99)        28

       Net cash provided by operating activities                   1,035        924

Cash flows from investing activities:

  Insurance proceeds received                                        154         --
  Property improvements and replacements                            (761)      (346)
  Net (deposits to) withdrawals from restricted escrows             (115)        73

       Net cash used in investing activities                        (722)      (273)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (141)      (130)
  Distributions to partners                                         (682)        --
       Net cash used in financing activities                        (823)      (130)

Net (decrease) increase in cash and cash equivalents                (510)       521
Cash and cash equivalents at beginning of period                   1,313        799

Cash and cash equivalents at end of period                       $   803     $1,320

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $   788     $  800

            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Subsequent Event

On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. After closing expenses of approximately $559,000 the net proceeds realized by the Partnership were approximately $8,941,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $5,028,000.

Note D - Casualty Gain

In March 2000, a fire occurred at Forest River Apartments, which resulted in damage to four apartment units. The property incurred damages of approximately $160,000 and estimated lost rents of approximately $12,000. Insurance proceeds of approximately $154,000 have been received during the three months ended June 30, 2000. The Partnership realized a casualty gain of approximately $50,000 from this event.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and its affiliates for the six months ended June 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                      $205       $201
   Reimbursement for services of affiliates
     (included in investment properties, operating
      expenses and general and administrative expenses)        138         94

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $205,000 and $201,000 for the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $138,000 and $94,000 for the six months ended June 30, 2000 and 1999, respectively. Included in these expenses is approximately $43,000 and $11,000 for construction oversight reimbursements for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 12,169 limited partnership units in the Partnership representing 60.92% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 60.92% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Distributions

During the six months ended June 30, 2000, cash distributions of approximately $682,000 ($675,000 of which was paid to the limited partners or $33.79 per limited partnership unit) were paid from operations. No cash distributions were paid to the partners during the six months ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999, is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

    Three Months Ended June 30, 2000    Residential    Other      Totals
                                                 (in thousands)
  Rental income                           $ 1,933       $ --     $ 1,933
  Other income                                139           1        140
  Casualty gain                                50          --         50
  Interest expense                            443          --        443
  Depreciation                                511          --        511
  General and administrative expense           --          77         77
  Segment profit (loss)                       230         (76)       154

     Six Months Ended June 30, 2000     Residential    Other      Totals
                                                 (in thousands)
  Rental income                           $ 3,841       $ --     $ 3,841
  Other income                                220           3        223
  Casualty gain                                50          --         50
  Interest expense                            863          --        863
  Depreciation                              1,047          --      1,047
  General and administrative expense           --         140        140
  Segment profit (loss)                       317        (137)       180
  Total assets                             14,436         212     14,648
  Capital expenditures for
    investment properties                     761          --        761

     Three Months Ended June 30, 1999    Residential    Other      Totals
                                                 (in thousands)
  Rental income                           $ 1,905       $ --     $ 1,905
  Other income                                 82           5         87
  Interest expense                            430          --        430
  Depreciation                                392          --        392
  General and administrative expense           --          76         76
  Segment profit (loss)                       118         (71)        47

      Six Months Ended June 30, 1999     Residential    Other      Totals
                                                (in thousands)
  Rental income                           $ 3,791       $ --     $ 3,791
  Other income                                159           9        168
  Interest expense                            856          --        856
  Depreciation                                920          --        920
  General and administrative expense           --         159        159
  Segment profit (loss)                       198        (150)        48
  Total assets                             14,887         381     15,268
  Capital expenditures for
    investment properties                     346          --        346

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of five apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Pines of Northwest Crossing Apartments        97%        97%
        Houston, Texas
      Panorama Terrace Apartments                   94%        97%
        Birmingham, Alabama
      Forest River Apartments                       96%        96%
        Gadsden, Alabama
      Village Green Apartments                      95%        97%
        Montgomery, Alabama
      Rosemont Crossing Apartments                  94%        93%
        San Antonio, Texas

The General Partner attributes the decrease in occupancy at Panorama Terrace Apartments to the competitive market of the apartment industry in the Birmingham area.

Results of Operations

The Registrant's net income for the three and six months ended June 30, 2000 was approximately $154,000 and $180,000, respectively, as compared to approximately $47,000 and $48,000 for the three and six months ended June 30, 1999. The increase in net income is due to an increase in total revenues. Total revenues increased primarily due to increases in other income, rental income and recognition of a casualty gain in 2000. Other income increased primarily due to an increase in late charges and an increase in miscellaneous income at four of the Partnership's investment properties. The increase in other income was partially offset by a decrease in lease cancellation fees. The increase in rental income is due primarily to an increase in the average rental rates at all five of the Partnership's investment properties. The increase in rental income was partially offset by a decrease in occupancy at Panorama Terrace Apartments and Village Green Apartments in addition to an increase in bad debt expense and concession costs at all properties except Village Green Apartments. The casualty gain is a result of a March 2000 fire which occurred at Forest River Apartments. Four apartment units were damaged with a cost of approximately $160,000. Insurance proceeds of approximately $154,000 were received to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $50,000.

Total expenses remained relatively constant for the comparable periods, as an increase in depreciation expense and interest expense was offset by decreases in operating and property tax expenses. Depreciation expense increased as a result of recent capital improvements performed at all five of the Partnership's investment properties. The decrease in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. The decrease in operating expense is due primarily to a decrease in maintenance expense and, to a lesser extent, a decrease in advertising and rental expense. The decrease in maintenance expense is due primarily to decreases in interior building improvements and painting supplies. The decrease in maintenance expense was partially offset by insurance proceeds received during 1999 that exceeded the expenses relating to a casualty at The Pines of Northwest Crossing Apartments and fire damage at Panorama Terrace Apartments. The decrease in advertising and rental expense is due to a decrease in referral fees incurred in 1999 in an effort to increase occupancy at the Partnership's investment properties.

General and administrative expenses remained relatively constant for the three months ended June 30, 2000. General and administrative expenses decreased for the six months ended June 30, 2000, primarily due to a decrease in legal costs, which included the Partnership's portion of settlement costs paid during the six months ended June 30, 1999. The decrease in general and administrative expenses was partially offset by an increase in management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expense at both June 30, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $803,000 compared to approximately $1,320,000 at June 30, 1999. The decrease in cash and cash equivalents of approximately $510,000 for the six months ended June 30, 2000, from the Partnership's calendar year end, is due to approximately $722,000 of cash used in investing activities and approximately $823,000 of cash used in financing activities, which was partially offset by approximately $1,035,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and, to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender which were slightly offset by the receipt of insurance proceeds related to the casualty at Forest River Apartments. Cash used in financing activities consisted of distributions to partners and, to a lesser extent, payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Pines of Northwest Crossing Apartments: For 2000 the Partnership has budgeted approximately $144,000 for capital improvements, consisting primarily of plumbing improvements, and floor covering, appliances, and air conditioning replacements. The Partnership completed approximately $114,000 in capital expenditures at The Pines of Northwest Crossing Apartments as of June 30, 2000, consisting primarily of floor covering and appliance replacements and other building improvements. These improvements were funded primarily from operations. This property was sold on July 20, 2000 (see subsequent event below).

Panorama Terrace Apartments: For 2000 the Partnership has budgeted approximately $477,000 for capital improvements, consisting primarily of exterior painting, parking lot improvements, floor covering and appliance replacements, roof replacements and major landscaping. The Partnership completed approximately $429,000 in capital expenditures at Panorama Terrace Apartments as of June 30, 2000, consisting primarily of roof improvements, major landscaping, exterior painting and parking lot upgrades. These improvements were funded primarily from operations.

Forest River Apartments: For 2000 the Partnership has budgeted approximately $131,000 for capital improvements, consisting primarily of floor covering, appliances, and air conditioning replacements. The Partnership completed approximately $84,000 in capital expenditures at Forest River Apartments as of June 30, 2000, consisting primarily of floor covering replacement and construction related to the repair of the units damaged in the fire, as discussed above. These improvements were funded primarily from operations and replacement reserves. In March 2000, the property sustained damage to four apartments that were damaged by fire. These improvements will be funded from insurance proceeds.

Village Green Apartments: For 2000 the Partnership has budgeted approximately $134,000 for capital improvements, consisting primarily of floor covering, appliances and air conditioning replacement and plumbing improvements. The Partnership completed approximately $61,000 in capital expenditures at Village Green Apartments as of June 30, 2000, consisting primarily of floor covering replacements, appliances, swimming pool improvements, and HVAC improvements. These improvements were funded primarily from replacement reserves.

Rosemont Crossing Apartments: For 2000 the Partnership has budgeted approximately $530,000 for capital improvements, consisting primarily of floor covering, cabinet replacements, appliances, major landscaping and interior and exterior building improvements. The Partnership completed approximately $73,000 in capital expenditures at Rosemont Crossing Apartments as of June 30, 2000, consisting primarily of major landscaping and floor covering replacement and other building improvements. These improvements were funded primarily from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $19,160,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2000, cash distributions of approximately $682,000 ($675,000 of which was paid to the limited partners or $33.79 per limited partnership unit) were paid from operations. No cash distributions were paid to the partners during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account maintained by the mortgage lender is less than $200 per apartment unit at Forest River Apartments, Rosemont Crossing Apartments and The Pines of Northwest Crossing Apartments for a total of approximately $175,000. As of June 30, 2000 the balance in the reserve account is approximately $265,000.

Subsequent Event

On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. After closing expenses of approximately $559,000 the net proceeds received by the Partnership were approximately $8,941,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $5,028,000. The Partnership anticipates realizing a gain of approximately $4,570,000 on the sale of the property and an extraordinary loss from debt extinguishment of $323,000 during the third quarter of 2000.

The following unaudited pro-forma information reflects the operations of the Partnership for the three and six months ended June 30, 2000, as if The Pines of Northwest Crossing Apartments (which actually sold July 20, 2000) had been sold January 1, 2000 (in thousands except per unit data)


                               Three Months Ended June 30,   Six Months Ended June 30,
                                    2000          1999           2000          1999

Revenues                         $ 1,492        $ 1,426       $ 2,894        $ 2,822
Net income                           103             75            61              7
Income per limited
  partnership unit                  5.11           3.72          3.02            .35


                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                              Date: August 14, 2000