Form 10QSB
period 2000-09-30
ANGELES PARTNERS IX
filed 2000-11-14
CIK 313499

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

                 For the quarterly period ended September 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                               September 30, 2000

Assets

   Cash and cash equivalents                                              $  1,174
   Receivables and deposits                                                    388
   Restricted escrows                                                          152
   Other assets                                                                265
   Investment properties:
      Land                                                 $   1,442
      Buildings and related personal property                 27,336
                                                              28,778
      Less accumulated depreciation                          (20,084)        8,694
                                                                          $ 10,673

Liabilities and Partners' Deficit
Liabilities

   Accounts payable                                                       $    230
   Tenant security deposit liabilities                                         124
   Accrued property taxes                                                      262
   Other liabilities                                                           183
   Due to General Partner                                                      362
   Mortgage notes payable                                                   14,364

Partners' Deficit

   General partner                                          $   (262)
   Limited partners (19,975 units issued and
      outstanding)                                            (4,590)       (4,852)
                                                                          $ 10,673

            See Accompanying Notes to Consolidated Financial Statements


b)

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                      Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                       2000        1999        2000        1999
Revenues:
     Rental income                   $ 1,460     $ 1,910     $ 5,301     $ 5,701
     Other income                        177         142         400         310
     Casualty gain                        --          --          50          --
     Gain on sale of property          4,857          --       4,857          --
       Total revenues                  6,494       2,052      10,608       6,011

Expenses:
     Operating                           811         901       2,506       2,628
     General and administrative          151          88         291         247
     Depreciation                        411         490       1,458       1,410
     Interest                            367         421       1,230       1,277
     Property taxes                       86         117         275         366
       Total expenses                  1,826       2,017       5,760       5,928

 Income before extraordinary

   item                                4,668          35       4,848          83

Extraordinary loss on early
  extinguishment of debt                (324)         --        (324)         --
Net income                           $ 4,344     $    35     $ 4,524     $    83
Net income allocated to
     general partner (1%)            $    43     $    --     $    45     $     1
Net income allocated to
     limited partners (99%)            4,301          35       4,479          82

                                     $ 4,344     $    35     $ 4,524     $    83

Per limited partnership unit:

  Income before extraordinary item   $231.38     $  1.75     $240.29     $  4.11
  Extraordinary loss on early
    extinguishment of debt            (16.06)         --      (16.06)         --

Net income                           $215.32     $  1.75     $224.23     $  4.11

Distribution per limited

     partnership unit                $185.98     $    --     $219.77     $    --

            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000        $    1      $ 20,000   $ 20,001

Partners' deficit at
   December 31, 1999                   19,975        $ (225)     $ (4,679)  $ (4,904)

Distribution to partners                                 (82)      (4,390)    (4,472)

Net income for the nine months
   ended September 30, 2000                --             45        4,479      4,524

Partners' deficit
   at September 30, 2000               19,975        $ (262)     $ (4,590)  $ (4,852)

            See Accompanying Notes to Consolidated Financial Statements


d)
                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,

                                                                  2000        1999
Cash flows from operating activities:

  Net income                                                     $ 4,524     $   83
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment property                            (4,857)        --
   Extraordinary loss on early extinguishment of debt                324         --
   Casualty gain                                                     (50)        --
   Depreciation                                                    1,458      1,410
   Amortization of loan costs and discounts                           95         70
  Change in accounts:
      Receivables and deposits                                        66        (37)
      Other assets                                                   (11)      (101)
      Accounts payable                                                12        (15)
      Tenant security deposit liabilities                              6          7
      Accrued property taxes                                          39        114
      Due to general partner                                          77         --
      Other liabilities                                             (160)        34

       Net cash provided by operating activities                   1,523      1,565

Cash flows from investing activities:

  Sale proceeds received                                           9,338         --
  Insurance proceeds received                                        154         --
  Property improvements and replacements                          (1,561)      (741)
  Net withdrawals from restricted escrows                             34        262

       Net cash provided by (used in) investing activities         7,965       (479)

Cash flows from financing activities:

  Repayment of mortgage notes payable                             (4,739)        --
  Payments on mortgage notes payable                                (201)      (197)
  Prepayment penalty                                                (215)        --
  Distributions to partners                                       (4,472)        --
       Net cash used in financing activities                      (9,627)      (197)

Net (decrease) increase in cash and cash equivalents                (139)       889
Cash and cash equivalents at beginning of period                   1,313        799

Cash and cash equivalents at end of period                       $ 1,174     $1,688

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $ 1,149     $1,198

At December 31, 1999 approximately $396,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

Note C - Disposition of Investment Property

On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $4,739,000. The sale of property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off of unamortized loan costs.

Note D - Casualty Gain

In March 2000, a fire occurred at Forest River Apartments, which resulted in damage to four apartment units. The property incurred damages of approximately $160,000 and estimated lost rents of approximately $12,000. Insurance proceeds of approximately $154,000 have been received during the nine months ended September 30, 2000. The Partnership realized a casualty gain of approximately $50,000 from this event.

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and its affiliates for the nine months ended September 30, 2000 and 1999:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses)                                      $291       $302
   Reimbursement for services of affiliates
     (included in investment properties, operating
      expenses and general and administrative expenses)        279        169
   Real estate brokerage commission (included in gain
      on sale of investment property and due to General
      Partner)                                                 285         --
   Due to General Partner                                      362         --

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $291,000 and $302,000 for the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $279,000 and $169,000 for the nine months ended September 30, 2000 and 1999, respectively. Included in these expenses is approximately $56,000 and $36,000 for construction oversight reimbursements for the nine months ended September 30, 2000 and 1999, respectively, approximately $77,000 of which was accrued at September 30, 2000 and is included in due to General Partner.

In connection with the sale of The Pines of Northwest Crossing Apartments, the General Partner earned a commission of 3% of the selling price or $285,000. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement and is included in due to General Partner.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,598 limited partnership units in the Partnership representing 63.07% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 63.07% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note F - Distributions

During the nine months ended September 30, 2000, cash distributions of approximately $4,472,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, to the Partnership, approximately $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership. No cash distributions were paid to the partners during the nine months ended September 30, 1999.

Note G - Segment Information

Description of the types of products and services from which the reportable segment derives its revenue:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of four apartment complexes located in Texas (1) and Alabama (3). The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

    Three Months Ended September 30, 2000    Residential     Other      Totals
                                                       (in thousands)
  Rental income                                $ 1,460       $ --      $ 1,460
  Other income                                     166           11        177
  Gain on sale of investment property            4,857           --      4,857
  Interest expense                                 367           --        367
  Depreciation                                     411           --        411
  General and administrative expense                --          151        151
  Extraordinary loss on early
    extinguishment of debt                        (324)          --       (324)
  Segment profit (loss)                          4,484         (140)     4,344

     Nine Months Ended September 30, 2000    Residential     Other      Totals
                                                       (in thousands)
  Rental income                                $ 5,301       $ --      $ 5,301
  Other income                                     386           14        400
  Casualty gain                                     50           --         50
  Gain on sale of investment property            4,857           --      4,857
  Interest expense                               1,230           --      1,230
  Depreciation                                   1,458           --      1,458
  General and administrative expense                --          291        291
  Extraordinary loss on early
    extinguishment of debt                        (324)          --       (324)
  Segment profit (loss)                          4,801         (277)     4,524
  Total assets                                  10,200          473     10,673
  Capital expenditures for
    investment properties                        1,165           --      1,165

  Three Months Ended September 30, 1999     Residential    Other      Totals
                                                     (in thousands)
Rental income                                 $ 1,910       $ --     $ 1,910
Other income                                      141           1        142
Interest expense                                  421          --        421
Depreciation                                      490          --        490
General and administrative expense                 --          88         88
Segment profit (loss)                             122         (87)        35

  Nine Months Ended September 30, 1999     Residential    Other      Totals
                                                     (in thousands)
Rental income                                 $ 5,701       $ --     $ 5,701
Other income                                      300          10        310
Interest expense                                1,277          --      1,277
Depreciation                                    1,410          --      1,410
General and administrative expense                 --         247        247
Segment profit (loss)                             320        (237)        83
Total assets                                   15,080         304     15,384
Capital expenditures for
  investment properties                           741          --        741

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Panorama Terrace Apartments                   93%        96%
        Birmingham, Alabama
      Forest River Apartments                       96%        96%
        Gadsden, Alabama
      Village Green Apartments                      95%        96%
        Montgomery, Alabama
      Rosemont Crossing Apartments                  94%        92%
        San Antonio, Texas

The General Partner attributes the decrease in occupancy at Panorama Terrace Apartments to the competitive market of the apartment industry in the Birmingham area.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2000 was approximately $4,344,000 and $4,524,000, respectively, as compared to approximately $35,000 and $83,000 for the three and nine months ended September 30, 1999, respectively. The increase in net income for both the three and nine months ended September 30, 2000 is primarily attributable to an increase in total revenues due to the gain recognized during 2000 on the sale of The Pines of Northwest Crossing Apartments. The gain recognized in 2000 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $4,739,000. The sale of property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off an unamortized loan costs.

Excluding the impact of the sale of The Pines of Northwest Crossing Apartments and the property's operating results for 2000 and 1999, net loss for the three months ended September 30, 2000 was approximately $4,000 and net income was approximately $106,000 for the nine months ended September 30, 2000. Net loss for the three and nine months ended September 30, 1999 was approximately $21,000 and $15,000, respectively. The increase in net income for both the three and nine months ended September 30, 2000 was due to an increase in total revenues, which was partially offset by an increase in total expenses. Total revenues increased for the three and nine months ended September 30, 2000 primarily due to increases in other income, rental income, and the recognition of a casualty gain in 2000. Other income increased for both periods primarily due to increases in late charges, cable television fees, and utility reimbursements. Rental income increased primarily due to increases in the average annual rental rate at all four of the Partnership's remaining investment properties. The increase in rental income was partially offset by decreases in occupancy at Panorama Terrace Apartments and Village Green Apartments. The casualty gain is a result of a March 2000 fire which occurred at Forest River Apartments. Four apartment units were damaged with a cost of repairs of approximately $160,000. Insurance proceeds of approximately $154,000 were received to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $50,000.

Excluding the property expenses of The Pines of Northwest Crossing Apartments, total expenses increased for the three and nine months ended September 30, 2000 primarily due to increases in general and administrative expenses, property tax expense and depreciation expense. Depreciation expense increased as a result of recent capital improvements performed at all four of the Partnership's remaining investment properties. Property tax expense increased due to a reassessment and increased tax rates at Rosemont Crossing Apartments. Operating and interest expense remained relatively constant for the comparable periods.

General and administrative expenses increased primarily due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees associated with the management of the Partnership partially offset by reduced legal expenses due to the settlement of a legal case in 1999. Also included in general and administrative expenses at both September 30, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $1,174,000 compared to approximately $1,688,000 at September 30, 1999. The decrease in cash and cash equivalents of approximately $139,000 for the nine months ended September 30, 2000, from the Partnership's calendar year end, is due to approximately $9,627,000 of cash used in financing activities, which was partially offset by approximately $7,965,000 of cash provided by investing activities and approximately $1,523,000 of cash provided by operating activities. Cash provided by investing activities consisted primarily of proceeds received from the sale of The Pines of Northwest Crossing Apartments and, to a lesser extent, receipt of insurance proceeds related to the casualty at Forest River Apartments and net withdrawals from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions to partners, repayment of mortgage notes payable, and to a lesser extent, debt extinguishment costs and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in money market accounts.

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

Pines of Northwest Crossing Apartments: During 2000, the Partnership completed approximately $144,000 in capital expenditures at The Pines of Northwest Crossing Apartments, consisting primarily of floor covering and appliance replacements and other building improvements. These improvements were funded primarily from operations. This property was sold on July 20, 2000.

Panorama Terrace Apartments: For 2000 the Partnership has budgeted approximately $457,000 for capital improvements, consisting primarily of exterior painting, parking lot improvements, floor covering and appliance replacements, roof replacements and major landscaping. The Partnership completed approximately $484,000 in budgeted and unbudgeted capital expenditures at Panorama Terrace Apartments as of September 30, 2000, consisting primarily of roof improvements, major landscaping, floor covering replacements, exterior painting and parking lot upgrades. These improvements were funded primarily from operations.

Forest River Apartments: For 2000 the Partnership has budgeted approximately $131,000 for capital improvements, consisting primarily of floor covering, appliances, and air conditioning replacements. The Partnership completed approximately $321,000 in budgeted and unbudgeted capital expenditures at Forest River Apartments as of September 30, 2000, consisting primarily of floor covering replacements, appliances and construction related to the repair of the units damaged in the fire, as discussed above. These improvements were funded primarily from operations, replacement reserves and insurance proceeds.

Village Green Apartments: For 2000 the Partnership has budgeted approximately $134,000 for capital improvements, consisting primarily of floor covering, appliances and air conditioning replacement and plumbing improvements. The Partnership completed approximately $97,000 in capital expenditures at Village Green Apartments as of September 30, 2000, consisting primarily of floor covering replacements, appliances, and HVAC improvements. These improvements were funded primarily from replacement reserves.

Rosemont Crossing Apartments: For 2000 the Partnership has budgeted approximately $530,000 for capital improvements, consisting primarily of floor covering replacements, cabinet replacements, appliances, major landscaping and interior and exterior building improvements. The Partnership completed approximately $119,000 in capital expenditures at Rosemont Crossing Apartments as of September 30, 2000, consisting primarily of major landscaping, floor covering replacements and plumbing upgrades. These improvements were funded primarily from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,364,000, net of discounts, is amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the nine months ended September 30, 2000, cash distributions of approximately $4,472,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, to the Partnership, approximately $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership. No cash distributions were paid to the partners during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners during the remainder of 2000 or subsequent periods. In addition, the Partnership may be restricted from making distributions if the amount in the reserve account maintained by the mortgage lender is less than $200 per apartment unit at Forest River Apartments and Rosemont Crossing Apartments for a total of approximately $93,000. As of September 30, 2000 the balance in the reserve account exceeds the requirement and is approximately $128,000.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b) Current report on Form 8-K filed on August 4, 2000 in connection with the sale of The Pines of Northwest Crossing Apartments on July 20, 2000.

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

                                 Date:   November 14, 2000