Form 10KSB
period 2000-12-31
ANGELES PARTNERS IX
filed 2001-03-30
CIK 313499

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                       For the fiscal year ended December 31, 2000

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

State issuer's revenues for its most recent fiscal year.  $12,064,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold real estate properties for investment. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership sold one of its investment properties, The Pines of Northwest Crossing Apartments, on July 20, 2000. The Partnership continues to hold four of the original properties. See "Item 2.
Description of Properties", below for a description of the Partnership's remaining properties.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

                            Gross
                          Carrying    Accumulated   Useful                  Federal
Property                    Value    Depreciation    Life      Method      Tax Basis
                              (in thousands)                            (in thousands)

Panorama Terrace
 Apartments              $ 9,459      $ 6,732      5-25 yrs     (1)        $ 3,984

Forest River
  Apartments               5,668        4,128      5-25 yrs     (1)          2,031

Village Green
  Apartments               8,526        6,556      5-25 yrs     (1)          3,150

Rosemont Crossing
 Apartments                5,394        3,036      5-19 yrs     (1)          2,813

  Total                  $29,047      $20,452                              $11,978

(1)   Straight-line and accelerated methods used.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                           Principal                                          Principal
                           Balance At                                          Balance
                          December 31,   Interest    Period     Maturity       Due At
        Property              2000         Rate    Amortized    Date (5)    Maturity (5)
                         (in thousands)                                    (in thousands)
Panorama Terrace
 Apartments
  1st mortgage             $ 3,681       10.13%       (3)       08/10/02     $ 3,590

  Forest River Apartments
  1st mortgage               3,106        7.83%       (2)       10/15/03       2,935
  2nd mortgage                 106        7.83%       (4)       10/15/03         106

Village Green
  Apartments
  1st mortgage               4,686        7.33%       (1)       11/01/03       4,489

Rosemont Crossing
 Apartments
  1st mortgage               2,701        7.83%       (2)       10/15/03       2,552
  2nd mortgage                  92        7.83%       (4)       10/15/03          92
                            14,372                                           $13,764
Less unamortized
   discounts                   (48)
                           $14,324

(1) The principal balance is being amortized over 360 months with a balloon payment due November 1, 2003.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3) The principal balance is being amortized over 360 months with a balloon payment due August 10, 2002.

(4)  Interest only payments.

(5) See "Item 7. Financial Statements - Note D" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2000 and 1999 for each property:

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2000           1999          2000         1999
 Panorama Terrace
   Apartments                 $7,334        $7,093         93%           96%
 Forest River
   Apartments                  5,065         4,813         95%           95%
 Village Green
   Apartments                  5,634         5,432         95%           97%
 Rosemont Crossing
   Apartments                  6,151         5,910         93%           92%

The General Partner attributes the decrease in occupancy at Panorama Terrace Apartments to the competitive market of the apartment industry in the Birmingham area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex that leases units for lease terms of one year or less. As of December 31, 2000, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2000 for each property were:

                                       2000             2000
                                     Billing            Rate
                                  (in thousands)

Panorama Terrace Apartments           $105*             7.27%
Forest River Apartments                 42*             4.90%
Village Green Apartments                59*             3.45%
Rosemont Crossing Apartments            88              2.96%

* Due to this property having a tax year different than its fiscal year, the tax bill does not equal tax expense.

Capital Improvements:

Panorama Terrace Apartments: The Partnership completed approximately $598,000 in capital expenditures at Panorama Terrace Apartments during the year ended December 31, 2000, consisting primarily of roof replacement, major landscaping, appliances, exterior painting and floor covering replacements. These improvements were funded primarily from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $62,425. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Forest River Apartments: The Partnership completed approximately $454,000 in capital expenditures at Forest River Apartments during the year ended December 31, 2000, consisting primarily of floor covering replacement, appliances and construction related to the repair of the units damaged in a fire as discussed in "Item 7. Financial Statements - Note I". These improvements were funded primarily from operations, replacement reserves and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $68,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green Apartments: The Partnership completed approximately $111,000 in capital expenditures at Village Green Apartments during the year ended December 31, 2000, consisting primarily of appliances and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $92,675. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Rosemont Crossing Apartments: The Partnership completed approximately $145,000 in capital expenditures at Rosemont Crossing Apartments during the year ended December 31, 2000, consisting primarily of major landscaping, plumbing upgrades, appliances and floor covering replacement. These improvements were funded primarily from replacement reserves and operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $59,675. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Pines of Northwest Crossing Apartments: The Partnership completed approximately $145,000 in capital expenditures at The Pines of Northwest Crossing Apartments during the year ended December 31, 2000, consisting primarily of floor covering and appliance replacements and other building improvements. These improvements were funded primarily from operations. This property was sold on July 20, 2000.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units (the "Units") during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 712 Limited Partners of record owning an aggregate of 19,975 units. Affiliates of the General Partner owned 12,801 Units or approximately 64.09% at December 31, 2000. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the year ended December 31, 2000 and subsequent to December 31, 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00              $4,473 (1)           $219.77
      Subsequent to 12/31/00               390 (2)             19.32

(1) Consists of $3,752,000 of cash from surplus funds from the sale of The Pines of Northwest Crossing Apartments, $682,000 of cash from operations and $39,000 distributed to the general partner of the majority-owned sub-tier limited partnership.

(2) Consists of $242,000 of cash from surplus funds from the 2000 sale of The Pines of Northwest Crossing Apartments and $148,000 of cash from operations.

No distributions were made during the year ended December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2001 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments and Rosemont Crossing Apartments for a total of approximately $93,000 to $186,000. As of December 31, 2000 the balance in the reserve account is $170,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,801 limited partnership units in the Partnership representing 64.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.09% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2000 was approximately $4,610,000, compared to approximately $31,000 for the year ended December 31, 1999. The increase in net income is due primarily to an increase in total revenue due to the gain recognized during 2000 on the sale of The Pines of Northwest Crossing Apartments. The gain recognized in 2000 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to pay off the debt encumbering the property of approximately $4,739,000. The sale of property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off of unamortized loan costs.

Excluding the impact of the sale of The Pines of Northwest Crossing Apartments and the property's operating results for 2000 and 1999, the Partnership's net income for the year ended December 31, 2000 was approximately $86,000, compared to a net loss of approximately $78,000 for the year ended December 31, 1999. The increase in net income was due to an increase in total revenues, which was partially offset by an increase in total expenses. Total revenues increased due to increases in other income, rental income, and the recognition of a casualty gain in 2000. Other income increased primarily due to increases in interest income, late charges, cable television fees and utility reimbursements. Rental income increased primarily due to increases in the average annual rental rates at all four of the Partnership's remaining investment properties. The increase in rental income was partially offset by decreases in occupancy at Panorama Terrace Apartments and Village Green Apartments and increases in concessions and bad debt expense. The casualty gain is a result of a March 2000 fire which occurred at Forest River Apartments. Four apartment units were damaged with a cost of repairs of approximately $250,000. Insurance proceeds of approximately $210,000 were received to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $83,000.

Total expenses increased primarily due to increases in depreciation expense, property tax expense and general and administrative expenses. Depreciation expense increased as a result of recent capital improvements performed at each of the Partnership's remaining investment properties. Property tax expense increased due to a reassessment at Rosemont Crossing Apartments. The increase in total expenses was partially offset by a decrease in operating expense. Operating expenses decreased primarily due to a decrease in maintenance expense. Maintenance expense decreased primarily due to decreases in interior and exterior building improvements and floor covering expenses. Interest expense remained relatively constant for the comparable periods.

General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and increased professional fees associated with the management of the Partnership partially offset by a decrease in legal costs, which include the Partnership's portion of settlement costs paid in 1999 related to legal matters discussed in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998. Also included in general and administrative expenses at both December 31, 2000 and 1999 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,200,000 compared to approximately $1,313,000 at December 31, 1999. The decrease in cash and cash equivalents of approximately $113,000 for the year ended December 31, 2000 is due to approximately $9,682,000 of cash used in financing activities, which was partially offset by approximately $7,655,000 of cash provided by investing activities and approximately $1,914,000 of cash provided by operating activities. Cash provided by investing activities consisted primarily of proceeds received for the sale of The Pines of Northwest Crossing Apartments and, to a lesser extent, receipt of insurance proceeds related to the casualty at Forest River Apartments, partially offset by property improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners, repayment of mortgage notes payable and, to a lesser extent, debt extinguishment costs and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, local, legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $282,975. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,324,000, net of discounts, is being amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

Cash distributions of approximately $4,473,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners during the year ended December 31, 2000, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, to the Partnership, approximately $39,000 was distributed to the general partner of the majority owned sub-tier limited partnership. No cash distributions were paid to the partners during the year ended December 31, 1999. Subsequent to December 31, 2000, the General Partner approved and paid a distribution of approximately $390,000 (approximately $386,000 of which was paid to the limited partners, or $19.32 per limited partnership unit) to the partners, of which approximately $242,000 (approximately $240,000 to the limited partners, or $12.01 per limited partnership unit) was paid from operations and approximately $148,000 (approximately $146,000 to the limited partners or $7.31 per limited partnership unit) was paid from the remaining proceeds from the sale of The Pines at Northwest Crossing Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments and Rosemont Crossing Apartments for a total of approximately $93,000 to $186,000. As of December 31, 2000 the balance in the reserve account is approximately $170,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,801 limited partnership units in the Partnership representing 64.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.09% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Item 7.  Financial Statements


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2000

Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2000 and 1999

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes to Consolidated Financial Statements

                    Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                               ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                             (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                 $ 1,200
   Receivables and deposits, less allowance for bad debts
     of $42                                                                      196
   Restricted escrows                                                            222
   Other assets                                                                  239
   Investment properties (Notes D and G):
      Land                                                      $ 1,442
      Buildings and related personal property                    27,605
                                                                 29,047
      Less accumulated depreciation                             (20,452)       8,595
                                                                            $ 10,452

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   212
   Tenant security deposit liabilities                                           119
   Accrued property taxes                                                         53
   Other liabilities                                                             226
   Due to General Partner (Note F)                                               285
   Mortgage notes payable (Note D)                                            14,324

Partners' Deficit
   General partner                                               $ (262)
   Limited partners (19,975 units issued and
      outstanding)                                               (4,505)      (4,767)
                                                                            $ 10,452

              See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             (in thousands, except unit data)




                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
  Rental income                                              $ 6,628     $ 7,579
  Other income                                                   496         400
  Casualty gain (Note I)                                          83          --
  Gain on sale of investment property (Note C)                 4,857          --
      Total revenues                                          12,064       7,979

Expenses:
  Operating                                                    3,003       3,511
  General and administrative                                     399         374
  Depreciation                                                 1,830       1,911
  Interest                                                     1,534       1,685
  Property taxes                                                 364         467

      Total expenses                                           7,130       7,948

Income before extraordinary item                               4,934          31
Extraordinary loss on early extinguishment
    of debt (Note C)                                            (324)         --

         Net income (Note E)                                 $ 4,610     $    31

Net income allocated to General Partner (1%)                 $    46     $    --

Net income allocated to limited partners (99%)                 4,564          31
                                                             $ 4,610     $    31
Per limited partnership unit:
  Income before extraordinary item                           $244.55     $  1.55
  Extraordinary loss on early extinguishment of debt          (16.06)         --

Net income                                                   $228.49     $  1.55

Distributions per limited partnership unit                   $219.77     $    --

              See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                  CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                             (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            20,000      $    1      $20,000    $20,001

Partners' deficit
   at December 31, 1998                   19,975      $ (225)     $(4,710)   $(4,935)

Net income for the year ended
   December 31, 1999                          --           --          31         31

Partners' deficit at
   December 31, 1999                      19,975         (225)     (4,679)    (4,904)

Distributions to partners                                 (83)     (4,390)    (4,473)

Net income for the year
   ended December 31, 2000                    --           46       4,564      4,610

Partners' deficit
   at December 31, 2000                   19,975      $ (262)    $ (4,505)  $ (4,767)

              See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                      Year Ended
                                                                     December 31,
                                                                  2000        1999
Cash flows from operating activities:
  Net income                                                     $ 4,610     $   31
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment property                            (4,857)        --
   Extraordinary loss on early extinguishment of debt                324         --
   Casualty gain                                                     (83)        --
   Bad debt expense                                                  165         --
   Depreciation                                                    1,830      1,911
   Amortization of loan costs and discounts                          105         97
  Change in accounts:
      Receivables and deposits                                        93         47
      Other assets                                                    19        (70)
      Accounts payable                                                (6)       (22)
      Tenant security deposit liabilities                              1          4
      Accrued property taxes                                        (170)       (60)
      Other liabilities                                             (117)       142

       Net cash provided by operating activities                   1,914      2,080

Cash flows from investing activities:
  Sale proceeds received                                           9,338         --
  Insurance proceeds received                                        202         --
  Property improvements and replacements                          (1,849)    (1,584)
  Net (deposits to) withdrawals from restricted escrows              (36)       284

       Net cash provided by (used in) investing activities         7,655     (1,300)

Cash flows from financing activities:
  Repayment of mortgage notes payable                             (4,739)        --
  Payments on mortgage notes payable                                (255)      (266)
  Prepayment penalty                                                (215)        --
  Distributions to partners                                       (4,473)        --

       Net cash used in financing activities                      (9,682)      (266)

Net (decrease) increase in cash and cash equivalents                (113)       514
Cash and cash equivalents at beginning of period                   1,313        799

Cash and cash equivalents at end of period                       $ 1,200    $ 1,313

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,446    $ 1,593
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                             $    --    $   396

              See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management Company ("AIMCO"). Thus, the General Partner is now a wholly-owned subsidiary of AIMCO (See "Note B - Transfer of Control"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2000, the Partnership operates four residential properties, three located in Alabama and one located in Texas.

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

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $681,000 at December 31, 2000 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $614,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the related loans. At December 31, 2000, accumulated amortization is approximately $445,000.

Restricted Escrows:

      Reserve Account: General Reserve accounts of $283,000 were established with the refinancing proceeds for Forest River Apartments and Rosemont
      Crossing Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced properties to the reserve accounts until the reserve accounts are equal to a minimum of $200 and a maximum of $400 per apartment unit, or approximately $93,000 to $186,000 in total. At December 31, 2000, the balance in these accounts was approximately $170,000.

      Replacement Reserve Escrow: In addition to the above escrows, Village Green Apartments maintains a replacement reserve escrow to fund replacement, refurbishment or repair of improvements to the property pursuant to the mortgage note documents. The property is required to deposit $4,000 per month until the escrow balance reaches $126,000. As of December 31, 2000, the balance in this account is approximately $52,000.

Investment Properties: Investment properties consist of four apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Advertising Costs: Advertising costs of approximately $94,000 and $119,000 for the years ended December 31, 2000 and 1999, respectively, were charged to expense as incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group and IPT merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation. As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Disposition of Investment Property

On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to repay the debt encumbering the property of approximately $4,739,000. The sale of property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from The Pines of Northwest Crossing Apartments included in the accompanying consolidated statements of operations were $1,248,000 and $2,284,000 for the years ended December 31, 2000 and 1999, respectively.

Note D - Mortgage Notes Payable


                           Principal      Monthly                              Principal
                           Balance At     Payment     Stated                    Balance
                          December 31,   Including   Interest     Maturity       Due At
        Property              2000       Interest      Rate         Date        Maturity
                         (in thousands)                                      (in thousands)

Panorama Terrace
 Apartments
  1st mortgage             $ 3,681        $  35      10.13%       08/10/02    $ 3,590

Forest River
  Apartments
  1st mortgage               3,106           25       7.83%       10/15/03      2,935
  2nd mortgage (1)             106            1       7.83%       10/15/03        106

Village Green
  Apartments
  1st mortgage               4,686           34       7.33%       11/01/03      4,489

Rosemont Crossing
 Apartments
  1st mortgage               2,701           22       7.83%       10/15/03      2,552
  2nd mortgage (1)              92            1       7.83%       10/15/03         92
                            14,372         $118                               $13,764
Less unamortized
   discounts (2)               (48)
                          $ 14,324


(1)   Interest only payments.

(2) The Partnership exercised an interest rate buy-down option for Forest River Apartments and Rosemont Crossing Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $231,000 and is being amortized as a mortgage discount using the effective interest method over the life of the related loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000, are as follows (in thousands):

                                2001          $   227
                                2002            3,811
                                2003           10,334
                                              $14,372


Note E - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          2000          1999

Net income as reported                 $  4,610        $   31
Add (deduct):
     Depreciation differences               516           533
     Unearned income                       (140)         (108)
     Discounts on mortgage notes            (17)           14
     Other                                 (751)           11

Federal taxable income                  $ 4,218        $  481

Federal taxable income per
     limited partnership unit           $209.05        $23.84

The  following  is  a   reconciliation   at  December  31,  2000,   between  the
Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported            $(4,767)
Land and buildings                       4,110
Accumulated depreciation                  (727)
Syndication and distribution costs       2,036
Other                                      456
Minority interest                          (30)
Net assets - Federal tax basis         $ 1,078

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and its affiliates during the years ended December 31, 2000 and 1999:

                                                               2000      1999
                                                               (in thousands)

Property management fees (included in operating expenses)      $366      $403

Reimbursement for services of affiliates (included in
 investment properties, operating expenses and general
 and administrative expenses)                                  348       278

Partnership management fee (included in general and
 administrative expenses)                                       --        25
Real estate brokerage commission (included in gain on
  sale of investment property and due to General Partner)      285        --

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $366,000 and $403,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $348,000 and $278,000 for the years ended December 31, 2000 and 1999, respectively. Included in these services is approximately $56,000 and $104,000 for construction oversight reimbursements in 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 7.5% of "net cash from operations". The General Partner was not entitled to this fee for the year ended December 31, 2000. For the year ended December 31, 1999, the General Partner was entitled to this fee in the amount of approximately $25,000 which was accrued at December 31, 1999 and was paid in 2000.

In connection with the sale of The Pines of Northwest Crossing Apartments, the General Partner earned a commission of 3% of the selling price or $285,000. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement and is included in due to General Partner. Subsequent to December 31, 2000, the Partnership paid this fee. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,801 limited partnership units in the Partnership representing 64.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.09% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note G - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Subsequent to
       Description         Encumbrances     Land      Property     Acquisition
                          (in thousands)                          (in thousands)

Panorama Terrace
 Apartments                  $ 3,681     $   473      $ 6,262        $ 2,724
Forest River
 Apartments                    3,212         123        4,189          1,356
Village Green
 Apartments                    4,686         409        5,786          2,331
Rosemont Crossing
 Apartments                    2,793         437        3,933          1,024
    Totals                   $14,372     $ 1,442      $20,170        $ 7,435


                      Gross Amount At Which Carried
                           At December 31, 2000
                              (in thousands)

                                Buildings
                               And Related
                                Personal              Accumulated      Date     Depreciable
     Description        Land    Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Panorama Terrace
 Apartments           $   473  $  8,986    $  9,459     $  6,732      6/30/80      5-25
Forest River
 Apartments               123     5,545       5,668        4,128     12/29/80      5-25
Village Green
 Apartments               409     8,117       8,526        6,556     12/31/80      5-25
Rosemont Crossing
 Apartments               437     4,957       5,394        3,036     12/31/80      5-19
  Totals              $ 1,442  $ 27,605    $ 29,047     $ 20,452

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $ 39,707         $ 37,727
    Sale of investment property                 (11,958)              --
    Disposal of property                           (155)              --
    Property improvements                         1,453            1,980

Balance at end of year                         $ 29,047         $ 39,707

Accumulated Depreciation

Balance at beginning of year                   $ 26,478         $ 24,567
    Sale of investment property                  (7,820)              --
    Disposal of property                            (36)              --
    Additions charged to expense                  1,830            1,911

Balance at end of year                         $ 20,452         $ 26,478

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2000 and 1999, is approximately $33,157,000 and $45,321,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $21,179,000 and $28,098,000, respectively.

Note H - Distributions

Cash distributions of approximately $4,473,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners during the year ended December 31, 2000 of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership, to the Partnership, approximately $39,000 was distributed to the general partner of the majority owned sub-tier limited partnership. No cash distributions were paid to the partners during the year ended December 31, 1999. Subsequent to December 31, 2000, the General Partner approved and paid a distribution of approximately $390,000 (approximately $386,000 of which was paid to the limited partners, or $19.32 per limited partnership unit) to the partners, of which approximately $242,000 (approximately $240,000 to the limited partners, or $12.01 per limited partnership unit) was paid from operations and approximately $148,000 (approximately $146,000 to the limited partners or $7.31 per limited partnership unit) was paid from the remaining proceeds from the sale of The Pines at Northwest Crossing Apartments.

Note I - Casualty Event

In March 2000, a fire occurred at Forest River Apartments, which resulted in damage to four apartment units. The property incurred damages of approximately $250,000. Insurance proceeds of approximately $210,000 have been received during the year ended December 31, 2000. The Partnership realized a casualty gain of approximately $83,000 from this event.


Note J - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director
Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$57,000  and  non-audit  services  (principally  tax-related)  of  approximately
$29,000.

Item 10. Executive Compensation

None of the directors and officers of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2000 no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         981              4.91%
  (an affiliate of AIMCO)
Broad River Properties, LLC                  2,529             12.66%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         7,931             39.71%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                 1,360              6.81%
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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and its affiliates during the years ended December 31, 2000 and 1999:

                                                               2000      1999
                                                               (in thousands)

Property management fees                                       $366      $403
Reimbursement for services of affiliates                        348       278
Partnership management fee                                       --        25
Real estate brokerage commission                                285        --

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $366,000 and $403,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $348,000 and $278,000 for the years ended December 31, 2000 and 1999, respectively. Included in these services is approximately $56,000 and $104,000 for construction oversight reimbursements in 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 7.5% of "net cash from operations". The General Partner was not entitled to this fee for the year ended December 31, 2000. For the year ended December 31, 1999, the General Partner was entitled to this fee in the amount of approximately $25,000 which was accrued at December 31, 1999 and paid in 2000.

In connection with the sale of The Pines of Northwest Crossing Apartments, the General Partner earned a commission of 3% of the selling price or $285,000. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement and is included in due to General Partner. Subsequent to December 31, 2000, the Partnership paid this fee. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,801 limited partnership units in the Partnership representing 64.09% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.09% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              None.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2000:

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

                                 Date:  March 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date: March 30, 2001
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date: March 30, 2001
Martha L. Long            and Controller

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

      10.6 Promissory Note - Village Green Apartments filed in Form 10-K as Exhibit 10.8 dated March 24, 1989 and incorporated herein by reference

      10.7 Promissory Note and deed of trust modification and extension agreement - the Pines of Northwest Crossing Apartments filed in the 1989 Form 10-K as Exhibit 10.9 dated January 15, 1991 and incorporated herein by reference

      10.8 Promissory Note and deed of trust modification and reinstatement agreement - the Greens Apartments filed in form 10-K as Exhibit 10.10 dated March 28, 1991 and incorporated herein by reference

      10.9 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

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

      10.14   (a) Purchase and Sale Contract  between  Registrant and Winston
                  Acquisition Corporation.****

              (b) First  Amendment to Purchase and Sale Contract  between
                  Registrant  and  Winston Acquisition Corporation.****

              (c) Second  Amendment to Purchase and Sale Contract  between
                  Registrant and Winston Acquisition Corporation.****

              (d) Third  Amendment to Purchase and Sale Contract  between
                  Registrant  and  Winston Acquisition Corporation.****

              (e) Fourth  Amendment to Purchase and Sale Contract  between
                  Registrant and  Winston Acquisition Corporation.****

                  ****(Incorporated by reference to Exhibit 10.14(a) through (e), respectively. Filed in Form 8-K dated August 4, 2000.)

      16          Letter  from  the Registrant's former   accountant   regarding
                  its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.