Form 10QSB
period 2001-03-31
ANGELES PARTNERS IX
filed 2001-05-07
CIK 313499

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

                   For the quarterly period ended March 31, 2001


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS


a)

                               ANGELES PARTNERS IX
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                              $    582
   Receivables and deposits                                                    187
   Restricted escrows                                                          250
   Other assets                                                                316
   Investment properties:
      Land                                                 $   1,442
      Buildings and related personal property                 27,721
                                                              29,163
      Less accumulated depreciation                          (20,819)        8,344
                                                                          $  9,679

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    116
   Tenant security deposit liabilities                                         116
   Accrued property taxes                                                      128
   Other liabilities                                                           264
   Mortgage notes payable                                                   14,271

Partners' Deficit
   General partner                                          $   (269)
   Limited partners (19,975 units issued and
      outstanding)                                            (4,947)       (5,216)
                                                                          $  9,679


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                             2001       2000
Revenues:
   Rental income                                          $ 1,387      $ 1,908
   Other income                                               101           83
   Casualty gain                                               41           --
      Total revenues                                        1,529        1,991

Expenses:
   Operating                                                  716          839
   General and administrative                                  95           63
   Depreciation                                               384          536
   Interest                                                   316          420
   Property taxes                                              75          107
      Total expenses                                        1,586        1,965

Net (loss) income                                         $   (57)      $   26

Net (loss) income allocated to general partner (1%)       $    (1)      $   --

Net (loss) income allocated to limited partners (99%)         (56)          26

                                                          $   (57)      $   26

Net (loss) income per limited partnership unit            $ (2.80)      $ 1.30

Distribution per limited partnership unit                 $ 19.32       $   --



            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000      $      1      $ 20,000    $ 20,001

Partners' deficit at
   December 31, 2000                   19,975      $   (262)     $ (4,505)   $ (4,767)

Distribution to partners                                 (6)         (386)      (392)

Net loss for the three months
   ended March 31, 2001                    --            (1)          (56)       (57)

Partners' deficit
   at March 31, 2001                   19,975      $   (269)     $ (4,947)   $ (5,216)


            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net (loss) income                                               $  (57)      $   26
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Casualty gain                                                     (41)          --
   Depreciation                                                      384          536
   Amortization of loan costs and discounts                           19           27
  Change in accounts:
      Receivables and deposits                                         9          250
      Other assets                                                   (94)         (75)
      Accounts payable                                               (96)          46
      Tenant security deposit liabilities                             (3)          10
      Accrued property taxes                                          75          (50)
      Due to General Partner                                        (285)          --
      Other liabilities                                               38          (75)

       Net cash (used in) provided by operating activities           (51)         695
Cash flows from investing activities:
  Insurance proceeds received                                         45           --
  Property improvements and replacements                            (137)        (747)
  Net deposits to restricted escrows                                 (28)         (63)

       Net cash used in investing activities                        (120)        (810)

Cash flows from financing activities:
Payments on mortgage notes payable                                   (55)         (72)
Distributions to partners                                           (392)          --

       Net cash used in financing activities                        (447)         (72)

Net decrease in cash and cash equivalents                           (618)        (187)

Cash and cash equivalents at beginning of period                   1,200        1,313

Cash and cash equivalents at end of period                        $  582       $1,126

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  297       $  392
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
    accounts payable                                              $   --       $  200

At December 31, 1999 approximately $396,000 of property improvements and replacements were included in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. ARC is wholly owned by Apartment Investment and Management Company ("AIMCO"). Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Disposition of Investment Property

On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. Revenues from The Pines of Northwest Crossing Apartments included in the accompanying consolidated statements of operations were approximately $590,000 for the three months ended March 31, 2000.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following amounts were paid to the General Partner and its affiliates for the three months ended March 31, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $ 79       $101
   Reimbursement for services of affiliates
     (included in investment properties and general
      and administrative expenses)                              69         64

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $79,000 and $101,000 for the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $69,000 and $64,000 for the three months ended March 31, 2001 and 2000, respectively. Included in these expenses for the three months ended March 31, 2000, is approximately $23,000 for construction oversight reimbursements. No similar costs were incurred for the three months ended March 31, 2001.

In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the three months ended March 31, 2001, the Partnership paid this fee. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,813 limited partnership units in the Partnership representing 64.15% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.15% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Distributions

During the three months ended March 31, 2001, cash distributions of approximately $392,000 (approximately $386,000 to the limited partners or $19.32 per limited partnership unit) were paid to the partners, of which approximately $244,000 (approximately $240,000 to the limited partners or $12.01 per limited partnership unit) was paid from operations and approximately $148,000 (approximately $146,000 to the limited partners or $7.31 per limited partnership unit) was paid from the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000. No cash distributions were paid to the partners during the three months ended March 31, 2000. Subsequent to March 31, 2001, the General Partner approved and paid a distribution of approximately $225,000 (approximately $223,000 to the limited partners or $11.16 per limited partnership unit) from operations.

Note E - Casualty Event

In October 2000, a fire occurred at Forest River Apartments, which resulted in damage to two apartment units. The property incurred damages of approximately $51,000. Insurance proceeds of approximately $45,000 have been received during the three months ended March 31, 2001. After writing off the undepreciated cost of the damaged units, the Partnership realized a casualty gain of approximately $41,000 from this event.

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:


                                                   Average Occupancy
      Property                                      2001       2000



      Panorama Terrace Apartments                   93%        94%
        Birmingham, Alabama
      Forest River Apartments                       98%        98%
        Gadsden, Alabama
      Village Green Apartments                      93%        95%
        Montgomery, Alabama
      Rosemont Crossing Apartments                  88%        95%
        San Antonio, Texas

The General Partner attributes the decrease in occupancy at Rosemont Crossing Apartments to the competitive market of the apartment industry in the San Antonio area.

Results of Operations

The Registrant's net loss for the three months ended March 31, 2001 was approximately $57,000, compared to net income of approximately $26,000 for the three months ended March 31, 2000. The increase in net loss is primarily due to the sale during 2000 of The Pines at Northwest Crossing. On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. Excluding the impact of the operating results of The Pines of Northwest Crossing Apartments for the three months ended March 31, 2000, the Registrant's net loss for the three months ended March 31, 2000 was approximately $8,000. The increase in net loss is due to an increase in total expenses, which was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in operating expenses and general and administrative expenses. The increase in operating expenses is primarily due to increases in utility expenses and salaries and related benefits at the Partnership's remaining investment properties. General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total expenses was partially offset by a slight decrease in depreciation expense. The decrease in depreciation expense is due primarily to fixed assets placed into service in previous years becoming fully depreciated in 2001, which more than offset recent capital improvements performed at each of the Partnership's remaining investment properties. Interest expense and property tax expense remained relatively constant for the comparable periods.

Excluding the revenues from The Pines of Northwest Crossing Apartments, total revenues increased due to increases in other income, rental income and the recognition of a casualty gain during the three months ended March 31, 2001. Other income increased primarily due to increases in interest income, and cable television fees. Rental income increased primarily due to increases in the average rental rates at all four of the Partnership's remaining investment properties. The increase in rental income was partially offset by decreases in occupancy at Panorama Terrace Apartments, Village Green Apartments, and Rosemont Crossing Apartments. The casualty gain is a result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $582,000 compared to approximately $1,126,000 at March 31, 2000. The decrease in cash and cash equivalents of approximately $618,000 for the three months ended March 31, 2001, from the Partnership's calendar year end, is due to approximately $447,000 of cash used in financing activities and approximately $120,000 of cash used in investing activities, and approximately $51,000 of cash used in operating activities. Cash used in investing activities consisted of property improvements and replacements, and to a lesser extent, net deposits to escrow accounts maintained by the mortgage lender, which was partially offset by the receipt of insurance proceeds related to the casualty at Forest River Apartments. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Panorama Terrace Apartments: For 2001 the Partnership has budgeted approximately $62,000 for capital improvements, consisting primarily of floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $38,000 in capital expenditures at Panorama Terrace Apartments as of March 31, 2001, consisting primarily of floor covering replacement. These improvements were funded from operations.

Forest River Apartments: For 2001 the Partnership has budgeted approximately $76,000 for capital improvements, consisting primarily of floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $44,000 in capital expenditures at Forest River Apartments as of March 31, 2001, consisting primarily of floor covering and appliance replacement and construction costs related to the repair of two units damaged in a fire. These improvements were funded primarily from operations, replacement reserves and insurance proceeds.

Village Green Apartments: For 2001 the Partnership has budgeted approximately $156,000 for capital improvements, consisting primarily of floor covering and appliance replacement, furniture upgrades, and electrical and plumbing improvements. The Partnership completed approximately $34,000 in capital expenditures at Village Green Apartments as of March 31, 2001, consisting primarily of floor covering and appliance replacement. These improvements were funded primarily from operations and replacement reserves.

Rosemont Crossing Apartments: For 2001 the Partnership has budgeted approximately $373,000 for capital improvements, consisting primarily of floor covering and appliance replacements, HVAC upgrades and interior and exterior building improvements. The Partnership completed approximately $21,000 in capital expenditures at Rosemont Crossing Apartments as of March 31, 2001, consisting primarily of floor covering replacement. These improvements were funded primarily from operations.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $14,271,000, net of discounts, is being amortized over periods ranging from approximately 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the three months ended March 31, 2001, cash distributions of approximately $392,000 (approximately $386,000 of which was paid to the limited partners or $19.32 per limited partnership unit) were paid to the partners, of which approximately $244,000 (approximately $240,000 to the limited partners or $12.01 per limited partnership unit) was paid from operations and approximately $148,000 (approximately $146,000 to the limited partners or $7.31 per limited partnership unit) was paid from the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000. No cash distributions were paid to the partners during the three months ended March 31, 2000. Subsequent to March 31, 2001, the General Partner approved and paid a distribution of approximately $225,000 (approximately $223,000 to the limited partners or $11.16 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments and Rosemont Crossing Apartments for a total of approximately $93,000 to $186,000. As of March 31, 2001, the balance in the reserve account is approximately $171,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 12,813 limited partnership units in the Partnership representing 64.15% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 64.15% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) No reports on Form 8-K were filed during the quarter ended March 31, 2001.

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

                                Date:    May 7, 2001