Form 10QSB
period 2001-06-30
ANGELES PARTNERS IX
filed 2001-08-14
CIK 313499

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                              $  2,258
   Receivables and deposits                                                    521
   Restricted escrows                                                          174
   Other assets                                                                431
   Investment properties:
      Land                                                 $   1,442
      Buildings and related personal property                 27,881
                                                              29,323
      Less accumulated depreciation                          (21,207)        8,116
                                                                          $ 11,500

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     95
   Tenant security deposit liabilities                                         112
   Accrued property taxes                                                      204
   Other liabilities                                                           311
   Mortgage notes payable                                                   16,363

Partners' Deficit
   General partner                                          $   (275)
   Limited partners (19,975 units issued and
      outstanding)                                            (5,310)       (5,585)
                                                                          $ 11,500


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    2001        2000         2001       2000
Revenues:
     Rental income                $ 1,401     $ 1,933     $ 2,788     $ 3,841
     Other income                     114         140         215         223
     Casualty gain                     --          50          41          50
       Total revenues               1,515       2,123       3,044       4,114

Expenses:
     Operating                        656         856       1,372       1,695
     General and administrative        99          77         194         140
     Depreciation                     388         511         772       1,047
     Interest                         320         443         636         863
     Property taxes                    76          82         151         189
       Total expenses               1,539       1,969       3,125       3,934

(Loss) income before
   extraordinary item                 (24)        154         (81)        180

 Extraordinary loss on early
  extinguishment of debt              (50)         --         (50)         --

 Net (loss) income                $   (74)    $   154     $  (131)    $   180

Net (loss) income allocated to
     general partner (1%)         $    (1)    $     2     $    (1)    $     2
Net (loss) income allocated to
     limited partners (99%)           (73)        152        (130)        178

                                  $   (74)    $   154     $  (131)    $   180

Per limited partnership unit:
  (Loss) income before
     extraordinary item           $ (1.20)    $  7.61     $ (4.06)    $  8.91
   Extraordinary loss               (2.45)         --       (2.45)         --

Net (loss) income                 $ (3.65)    $  7.61     $ (6.51)    $  8.91

Distributions per limited
     partnership unit             $ 14.47     $ 33.79     $ 33.79     $ 33.79


            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000        $    1      $ 20,000   $ 20,001

Partners' deficit at
   December 31, 2000                   19,975        $ (262)     $ (4,505)  $ (4,767)

Distributions to partners                  --            (12)        (675)      (687)

Net loss for the six months
   ended June 30, 2001                     --             (1)        (130)      (131)

Partners' deficit
   at June 30, 2001                    19,975        $ (275)     $ (5,310)  $ (5,585)


            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2001        2000
Cash flows from operating activities:
  Net (loss) income                                              $  (131)     $   180
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
   Casualty gain                                                     (41)         (50)
   Depreciation                                                      772        1,047
   Amortization of loan costs and discounts                           39           74
   Extraordinary loss on early extinguishment of debt                 50           --
  Change in accounts:
      Receivables and deposits                                      (325)         129
      Other assets                                                   (57)         (41)
      Accounts payable                                              (117)         141
      Tenant security deposit liabilities                             (7)          18
      Accrued property taxes                                         151           32
      Due to General Partner                                        (285)          --
      Other liabilities                                               85          (99)

       Net cash (used in) provided by operating activities           134        1,431

Cash flows from investing activities:
  Property improvements and replacements                            (297)      (1,157)
  Insurance proceeds received                                         45          154
  Net receipts from (deposits to) restricted escrows                  48         (115)

       Net cash used in investing activities                        (204)      (1,118)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (111)        (141)
  Loan costs paid                                                   (219)          --
  Proceeds from mortgage notes payable                             6,800           --
  Repayment of mortgage notes payable                             (4,655)          --
  Distributions to partners                                         (687)        (682)

       Net cash provided by (used in) financing activities         1,128         (823)

Net increase (decrease) in cash and cash equivalents               1,058         (510)
Cash and cash equivalents at beginning of period                   1,200        1,313

Cash and cash equivalents at end of period                       $ 2,258      $   803

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   625      $   788

At December 31, 1999 approximately $396,000 of property improvements and replacements were included in accounts payable.


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. ARC is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2000 balances to conform to the 2001 presentation.

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

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

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

The following amounts were paid to the General Partner and its affiliates for the six months ended June 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $157       $205
   Reimbursement for services of affiliates
     (included in investment properties and general
      and administrative expenses)                             139        138
   Loan costs (included in other assets)                        68         --

During the six months ended June 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $157,000 and $205,000 for the six months ended June 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $139,000 and $138,000 for the six months ended June 30, 2001 and 2000, respectively. Included in these expenses for the six months ended June 30, 2000, is approximately $43,000 for construction oversight reimbursements. No similar costs were incurred for the six months ended June 30, 2001.

For services provided in connection with the refinancing of Village Green Apartments, the General Partner was paid for loan costs related to the refinancing of approximately $68,000 during the six months ended June 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. However, this fee is subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the six months ended June 30, 2001, the Partnership paid this fee. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return this amount to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 13,251 limited partnership units in the Partnership representing 66.34% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 66.34% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Distributions

During the six months ended June 30, 2001, cash distributions of approximately $687,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) were paid to the partners, of which approximately $539,000 (approximately $529,000 to the limited partners or $26.48 per limited partnership unit) was paid from operations and approximately $148,000 (approximately $146,000 to the limited partners or $7.31 per limited partnership unit) was paid from the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000. During the six months ended June 30, 2000, cash distributions of approximately $682,000 (approximately $675,000 of which was paid to the limited partners or $33.79 per limited partnership unit) were paid from operations. Subsequent to June 30, 2001, the General Partner approved and paid a distribution of approximately $1,891,000 (approximately $1,872,000 to the limited partners or $93.72 per limited partnership unit) from proceeds from the refinancing of the mortgage of Village Green Apartments as discussed in "Note E".

Note E - Refinancing and Extraordinary Loss

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $219,000 at June 30, 2001.

Note F - Casualty Event

In October 2000, a fire occurred at Forest River Apartments, which resulted in damage to two apartment units. The property incurred damages of approximately $51,000. Insurance proceeds of approximately $45,000 were received during the six months ended June 30, 2001. After writing off the undepreciated cost of the damaged units, the Partnership realized a casualty gain of approximately $41,000 from this event during the six months ended June 30, 2001.

In March 2000, a fire occurred at Forest River Apartments, which resulted in damage to four apartment units. The property incurred damages of approximately $250,000. Insurance proceeds of approximately $154,000 were received during the six months ended June 30, 2000. The Partnership realized a casualty gain of approximately $50,000 from this event for the six months ended June 30, 2000.

Note G - Subsequent Event

On July 30, 2001,  the  Partnership  sold  Rosemont  Crossing  Apartments  to an unrelated third party, for net proceeds of approximately $5,049,000 after payment of closing costs. The Partnership realized a gain of approximately
$2,704,000 as a result of the sale. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty.

On August 1, 2001,  the  Partnership  sold  Panorama  Terrace  Apartments  to an unrelated third party, for net proceeds of approximately $7,160,000 after payment of closing costs. The Partnership realized a gain of approximately
$4,427,000 as a result of the sale. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and a prepayment penalty.

The following pro-forma information reflects the operations of the Partnership as if Rosemont Crossing Apartments, Panorama Terrace Apartments and The Pines of Northwest Crossing, which sold in July 2000 (see "Note B"), had been sold January 1, 2000 (in thousands, except unit data).

                                                    June 30, 2001
     Assets
        Cash and cash equivalents                      $ 2,142
        Other assets                                       826
        Fixed assets, net                                3,296
                                                       $ 6,264

     Liabilities and partners' deficit
        Liabilities                                     $ 353
        Mortgage notes payable                           9,959
        Equity                                          (4,048)
                                                       $ 6,264


                                        Six Months Ended            Year Ended
                                  June 30, 2001  June 30, 2000   December 31, 2000

  Revenues                           $ 1,649        $ 1,609           $ 3,204
  Total expenses                       1,546          1,400             2,936

  Income before extraordinary
    item                             $   103        $   209           $   268
  Income before extraordinary
    item per limited
    partnership unit                 $  5.05        $ 10.36           $ 13.27


Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of four apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Panorama Terrace Apartments                   95%        94%
        Birmingham, Alabama
      Forest River Apartments                       96%        96%
        Gadsden, Alabama
      Village Green Apartments                      94%        95%
        Montgomery, Alabama
      Rosemont Crossing Apartments                  85%        94%
        San Antonio, Texas

The General Partner attributes the decrease in occupancy at Rosemont Crossing Apartments to the competitive market of the apartment industry in the San Antonio area.

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2001 was approximately $74,000 and $131,000, respectively, compared to net income of approximately $154,000 and $180,000, respectively, for the three and six months ended June 30, 2000. The increase in net loss is primarily due to the sale during 2000 of The Pines at Northwest Crossing Apartments. On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. Excluding the impact of the operating results of The Pines of Northwest Crossing Apartments for the three and six months ended June 30, 2000, the Registrant's net income for the three and six months ended June 30, 2000 was approximately $119,000 and $111,000, respectively. The increase in net loss for the three and six months ended June 30, 2001 is due to an increase in total expenses and an extraordinary loss as a result of the refinancing of the mortgage at Village Green Apartments (as discussed in "Liquidity and Capital Resources"). The increase in net loss for the six months ended June 30, 2001 was partially offset by an increase in total revenues. Total revenues remained relatively constant for the three months ended June 30, 2001. Total expenses increased for the three and six months ended June 30, 2001 primarily due to increases in operating, property tax, and general and administrative expenses. Operating expenses increased primarily due to an increase in utility and payroll expenses, primarily at Panorama Terrace Apartments and Rosemont Crossing Apartments and increased advertising and insurance expenses at all the Partnership's investment properties. The increase in property tax expense is due to the timing of the receipt of tax bills, which affected the tax accruals recorded for the respective periods. Depreciation expense and interest expense remained relatively constant for the comparable periods.

General and administrative expenses increased primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and an increase in professional fees associated with the management of the Partnership. Also included in general and administrative expenses at both June 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Excluding the revenues from The Pines of Northwest Crossing Apartments for the three and six month periods ended June 30, 2000, total revenues increased for the six months ended June 30, 2001 due to increases in rental income, other income, and the recognition of a casualty gain during the six months ended June 30, 2001. Rental income increased primarily due to an increase in the average rental rates at all four of the Partnership's remaining investment properties and an increase in occupancy at Panorama Terrace Apartments which more than offset the decrease in occupancy at Village Green Apartments and Rosemont Crossing Apartments. Other income increased primarily due to an increase in tenant reimbursements and laundry income primarily at Rosemont Crossing Apartments and cable TV income at all the Partnership's properties. The casualty gain in 2001 is a result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000. The increase in total revenues was partially offset by the recognition of a casualty gain during the six months ended June 30, 2000. This casualty gain was a result of a March 2000 fire which occurred at Forest River Apartments. Four apartment units were damaged with a cost of approximately $250,000. Insurance proceeds of approximately $154,000 were received during the six months ended June 30, 2000 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $50,000 during the six months ended June 30, 2000.

On July 30, 2001,  the  Partnership  sold  Rosemont  Crossing  Apartments  to an unrelated third party, for net proceeds of approximately $5,202,000 after payment of closing costs. The Partnership realized a gain of approximately
$2,704,000 as a result of the sale. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty.

On August 1, 2001,  the  Partnership  sold  Panorama  Terrace  Apartments  to an unrelated third party, for net proceeds of approximately $7,377,000 after payment of closing costs. The Partnership realized a gain of approximately
$4,427,000 as a result of the sale. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and a prepayment penalty.

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

Liquidity and Capital Resources

At June 30, 2001, the Partnership had cash and cash equivalents of approximately $2,258,000, compared to approximately $803,000 at June 30, 2000. The increase in cash and cash equivalents of approximately $1,058,000 for the six months ended June 30, 2001, from the Partnership's calendar year end, is due to approximately $1,128,000 of cash provided by financing activities and approximately $134,000 of cash provided by operating activities, which was partially offset by approximately $204,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements, which was partially offset by net receipts from escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds related to the casualty at Forest River Apartments. Cash provided by financing activities consisted of net proceeds received as a result of the refinancing of the mortgage of Village Green Apartments, which was partially offset by the repayment of the existing mortgage at Village Green Apartments, and to a lesser extent, distributions to partners, loan costs paid related to the refinancing of the mortgage encumbering Village Green Apartments, and payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in interest bearing accounts.

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

Panorama Terrace Apartments: For 2001, the Partnership has budgeted approximately $127,000 for capital improvements, consisting primarily of floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $109,000 in capital expenditures at Panorama Terrace Apartments as of June 30, 2001, consisting primarily of plumbing upgrades, structural building improvements, other building improvements, and floor covering replacement. These improvements were funded primarily from operations.

Forest River Apartments: For 2001, the Partnership has budgeted approximately $76,000 for capital improvements, consisting primarily of floor covering, appliances, and air conditioning unit replacements. The Partnership completed approximately $65,000 in capital expenditures at Forest River Apartments as of June 30, 2001, consisting primarily of floor covering and appliance replacement, furniture upgrades, and construction costs related to the repair of two units damaged in a fire. These improvements were funded primarily from operations, replacement reserves, and insurance proceeds.

Village Green Apartments: For 2001, the Partnership has budgeted approximately $160,000 for capital improvements, consisting primarily of floor covering and appliance replacement, furniture upgrades and electrical and plumbing improvements. The Partnership completed approximately $70,000 in capital expenditures at Village Green Apartments as of June 30, 2001, consisting primarily of floor covering and appliance replacements, structural improvements, and major landscaping. These improvements were funded primarily from operations and replacement reserves.

Rosemont Crossing Apartments: For 2001, the Partnership has budgeted approximately $373,000 for capital improvements, consisting primarily of floor covering and appliance replacements, HVAC upgrades, and interior and exterior building improvements. The Partnership completed approximately $53,000 in capital expenditures at Rosemont Crossing Apartments as of June 30, 2001, consisting primarily of structural improvements, interior decoration and floor covering replacement. These improvements were funded primarily from operations and replacement reserves.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $219,000 at June 30, 2001.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness on the Partnership's properties, other than Village Green Apartments, of approximately $9,563,000, net of discounts, is being amortized over varying periods ranging from 29 to 30 years with balloon payments due in 2002 and 2003. The General Partner may attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure.

During the six months ended June 30, 2001, cash distributions of approximately $687,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) were paid to the partners, of which approximately $539,000 (approximately $529,000 to the limited partners or $26.48 per limited partnership unit) was paid from operations and approximately $148,000 (approximately $146,000 to the limited partners or $7.31 per limited partnership unit) was paid from the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000. During the six months ended June 30, 2000, cash distributions of approximately $682,000 (approximately $675,000 of which was paid to the limited partners or $33.79 per limited partnership unit) were paid from operations. Subsequent to June 30, 2001, the General Partner approved and paid a distribution of approximately $1,891,000 (approximately $1,872,000 to the limited partners or $93.72 per limited partnership unit) from proceeds from the refinancing of the mortgage of Village Green Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments and Rosemont Crossing Apartments for a total of approximately $93,000 to $186,000. As of June 30, 2001, the balance in the reserve account is approximately $169,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 13,251 limited partnership units in the Partnership representing 66.34% of the outstanding units at June 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 66.34% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 10.15, Multifamily Note dated June 27, 2001, by and between Angeles Partners IX, a California limited partnership, and GMAC Commercial Mortgage Corporation.

            b) No reports on Form 8-K were filed during the quarter ended June 30, 2001.

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



                               ANGELES PARTNERS IX

                                 By:     Angeles Realty Corporation
                                         Its General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President and
                                         Controller

                              Date:      August 14, 2001

                                                                  EXHIBIT 10.15



                                                        FHLMC Loan No. 002692465
                                                        Village Green Apartments

                                MULTIFAMILY NOTE
                     (MULTISTATE - REVISION DATE 11-01-2000)


US $6,800,000.00                                           As of June 27, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Six Million Eight Hundred Thousand and 00/100 Dollars (US $6,800,000.00), with interest on the unpaid principal balance at the annual rate of Seven and Three Hundred Ninety Thousandths percent (7.390%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

     3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Fifty-Four Thousand Three Hundred Twenty-Three and 87/100 Dollars (US $54,323.87), shall be payable on the first day of each month beginning on August 1, 2001, until the entire unpaid principal balance evidenced by this Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on July 1, 2021 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

            (1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

            (i)   1.0% of the unpaid principal balance of this Note; or

            (ii)  the product obtained by multiplying:

                  (A)   the amount of principal being prepaid,
                  by
                  (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate, by
                  (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

            (2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. Neither this Note nor any of the other Loan Documents shall be construed to create a contract for the use, forbearance or detention of money requiring payment of interest at a rate greater than the maximum interest rate permitted to be charged under applicable law. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                                ANGELES   PARTNERS  IX,  a  California   limited
                                partnership

                                By: Angeles Realty Corporation, a California corporation, its general partner


                                By:  ______________________
                                     Patti K. Fielding
                                     Senior Vice President




                                    -----------------
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF ___________________
________________, WITHOUT RECOURSE, THIS ____ DAY
OF _________, 2001.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Donald W. Marshall
   Vice President

                                                                        PAGE A-1
                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE


1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.