Form 10QSB
period 2001-09-30
ANGELES PARTNERS IX
filed 2001-11-13
CIK 313499

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

                 For the quarterly period ended September 30, 2001


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
                          (in thousands, except unit data)

                               September 30, 2001



Assets
   Cash and cash equivalents                                              $  1,120
   Receivables and deposits                                                     37
   Restricted escrows                                                          105
   Other assets                                                                327
   Investment properties:
      Land                                                 $     532
      Buildings and related personal property                 13,891
                                                              14,423
      Less accumulated depreciation                          (11,176)        3,247
                                                                          $  4,836

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $    206
   Tenant security deposit liabilities                                          47
   Accrued property taxes                                                      102
   Other liabilities                                                           165
   Mortgage notes payable                                                    9,921

Partners' Deficit
   General partner                                          $   (285)
   Limited partners (19,975 units issued and
      outstanding)                                            (5,320)       (5,605)
                                                                          $  4,836

            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                         2001       2000        2001        2000
Revenues:
     Rental income                   $   943     $ 1,460     $ 3,731     $ 5,301
     Other income                         92         177         307         400
     Casualty gain                        --          --          41          50
     Gain on sale of properties        7,137       4,857       7,137       4,857
       Total revenues                  8,172       6,494      11,216      10,608

Expenses:
     Operating                           538         811       1,910       2,506
     General and administrative          102         151         296         291
     Depreciation                        231         411       1,003       1,458
     Interest                            253         367         889       1,230
     Property taxes                       (7)         86         144         275
       Total expenses                  1,117       1,826       4,242       5,760

 Income before extraordinary
   item                                7,055       4,668       6,974       4,848

Extraordinary loss on early
  extinguishment of debt                (526)       (324)       (576)       (324)
Net income                           $ 6,529     $ 4,344     $ 6,398     $ 4,524
Net income allocated to
     general partner (1%)            $    65     $    43     $    64     $    45
Net income allocated to
     limited partners (99%)            6,464       4,301       6,334       4,479

                                     $ 6,529     $ 4,344     $ 6,398     $ 4,524

Per limited partnership unit:
  Income before extraordinary item   $349.68     $231.38     $345.64     $240.29
  Extraordinary loss on early
    extinguishment of debt            (26.08)     (16.06)     (28.54)     (16.06)

Net income                           $323.60     $215.32     $317.10     $224.23

Distributions per limited
     partnership unit                $324.11     $185.98     $357.90     $219.77


            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000        $    1      $ 20,000   $ 20,001

Partners' deficit at
   December 31, 2000                   19,975        $ (262)     $ (4,505)  $ (4,767)

Distributions to partners                  --            (87)      (7,149)    (7,236)

Net income for the nine months
   ended September 30, 2001                --             64        6,334      6,398

Partners' deficit
   at September 30, 2001               19,975        $ (285)     $ (5,320)  $ (5,605)


            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                    $  6,398      $ 4,524
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment properties                          (7,137)      (4,857)
   Extraordinary loss on early extinguishment of debt                576          324
   Casualty gain                                                     (41)         (50)
   Depreciation                                                    1,003        1,458
   Amortization of loan costs and discounts                           52           95
  Change in accounts:
      Receivables and deposits                                       159           66
      Other assets                                                    --          (11)
      Accounts payable                                              (216)          12
      Tenant security deposit liabilities                            (72)           6
      Accrued property taxes                                          49           39
      Due to general partner                                        (285)          77
      Other liabilities                                              (61)        (160)

       Net cash provided by operating activities                     425        1,523

Cash flows from investing activities:
  Sale proceeds received                                          11,748        9,338
  Insurance proceeds received                                         45          154
  Property improvements and replacements                            (520)      (1,561)
  Net withdrawals from restricted escrows                            117           34

       Net cash provided by investing activities                  11,390        7,965

Cash flows from financing activities:
  Repayment of mortgage notes payable                            (11,068)      (4,739)
  Proceeds from mortgage notes payable                             6,800           --
  Loan costs paid                                                   (230)          --
  Payments on mortgage notes payable                                (161)        (201)
  Prepayment penalty                                                  --         (215)
  Distributions to partners                                       (7,236)      (4,472)
       Net cash used in financing activities                     (11,895)      (9,627)

Net decrease in cash and cash equivalents                            (80)        (139)
Cash and cash equivalents at beginning of period                   1,200        1,313

Cash and cash equivalents at end of period                      $  1,120      $ 1,174

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $    852      $ 1,149


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000. ARC is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Disposition of Investment Properties

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,833,000 after payment of closing costs of approximately $292,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,710,000 as a result of the sale. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and a prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and a prepayment penalty.

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

The following amounts were paid to the General Partner and its affiliates for the nine months ended September 30, 2001 and 2000:

                                                              2001       2000
                                                              (in thousands)
   Property management fees (included in
     operating expenses)                                      $223       $291
   Reimbursement for services of affiliates
     (included in investment properties and general
      and administrative expenses)                             359        279
   Loan costs (included in other assets)                        68         --
   Real estate brokerage commissions (included in gain
      on sale of investment property)                          371        285

During the nine months ended September 30, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $223,000 and $291,000 for the nine months ended September 30, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $359,000 and $279,000 for the nine months ended September 30, 2001 and 2000, respectively. Included in these charges for the nine months ended September 30, 2001 and 2000, are approximately $150,000 and $56,000, respectively, for construction oversight reimbursements.

For services provided in connection with the refinancing of Village Green Apartments, the General Partner was paid for loan costs related to the refinancing of approximately $68,000 during the nine months ended September 30, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling prices, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the nine months ended September 30, 2001, the Partnership paid all of these fees. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 13,251 limited partnership units in the Partnership representing 66.34% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 66.34% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note D - Distributions

During the nine months ended September 30, 2001, cash distributions of approximately $7,236,000 (approximately $7,149,000 to the limited partners or $357.90 per limited partnership unit) were paid to the partners, of which approximately $534,000 (approximately $529,000 to the limited partners or $26.48 per limited partnership unit) was paid from operations and approximately $6,687,000 (approximately $6,620,000 to the limited partners or $331.42 per limited partnership unit) was paid from proceeds from the refinancing of the mortgage of Village Green Apartments, proceeds from the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, and the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000. During the nine months ended September 30, 2000, cash distributions of approximately $4,472,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership to the Partnership, approximately $15,000 and $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 31, 2001 and 2000, respectively. Subsequent to September 30, 2001, the General Partner approved and paid a distribution of approximately $443,000 (approximately $439,000 to the limited partners or $21.98 per limited partnership unit) from proceeds from the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments and the remaining proceeds from the refinancing of the mortgage of Village Green Apartments.

Note E - Refinancing and Extraordinary Loss

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $230,000 at September 30, 2001.

Note F - Casualty Event

In October 2000, a fire occurred at Forest River Apartments, which resulted in damage to two apartment units. The property incurred damages of approximately $51,000. Insurance proceeds of approximately $45,000 were received during the nine months ended September 30, 2001. After writing off the undepreciated cost of the damaged units, the Partnership realized a casualty gain of approximately $41,000 from this event during the nine months ended September 30, 2001.

In March 2000, a fire occurred at Forest River Apartments, which resulted in damage to four apartment units. The property incurred damages of approximately $250,000. Insurance proceeds of approximately $154,000 were received during the nine months ended September 30, 2000. The Partnership realized a casualty gain of approximately $50,000 from this event for the nine months ended September 30, 2000.

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Forest River Apartments                       96%        96%
        Gadsden, Alabama
      Village Green Apartments                      93%        95%
        Montgomery, Alabama

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2001 was approximately $6,529,000 and $6,398,000, respectively, compared to net income of approximately $4,344,000 and $4,524,000, respectively, for the three and nine months ended September 30, 2000. The increase in net income for both the three and nine months ended September 30, 2001 is primarily attributable to an increase in total revenues due to the gain recognized during 2001 on the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments. The gain recognized in 2001 was partially offset by the loss on early extinguishment of debt recognized upon the sales of the properties. On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,833,000 after payment of closing costs of approximately $292,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,710,000 as a result of the sale. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty. On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and a prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $4,427,000 as a result of the sale. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and a prepayment penalty. The increase in total revenues was partially offset by the gain recognized during 2000 on the sale of The Pines of Northwest Crossing Apartments. The gain recognized in 2000 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to repay the debt encumbering the property of approximately $4,739,000. The sale of property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off of unamortized loan costs.

Excluding the impact of the sales and operations of Rosemont Crossing Apartments, Panorama Terrace Apartments and The Pines of Northwest Crossing
Apartments, the Registrant's net (loss) income for the three and nine months ended September 30, 2001 was approximately ($50,000) and $3,000, respectively, compared to net income of approximately $4,000 and $212,000, respectively, for the three and nine months ended September 30, 2000. The decrease in net income for the three months ended September 30, 2001 is due to an increase in total expenses. The decrease in net income for the nine months ended September 30, 2001 is due to an increase in total expenses and an extraordinary loss as a result of the refinancing of the mortgage at Village Green Apartments (as discussed in "Liquidity and Capital Resources"). The decrease in net income for the nine months ended September 30, 2001 was partially offset by an increase in total revenues. Total revenues remained relatively constant for the three months ended September 30, 2001. Total expenses increased for the three and nine months ended September 30, 2001 primarily due to increases in operating and interest expenses. Operating expenses increased primarily due to increases in payroll, utility, insurance, and advertising expenses at both of the Partnership's remaining investment properties and an increase in interior repairs at Forest River Apartments. Interest expense increased as a result of the refinancing of the debt encumbering Village Green Apartments with a larger loan balance. The increase in total expenses for the three months ended September 30, 2001 was partially offset by a decrease in general and administrative expenses. General and administrative expenses remained relatively constant for the nine months ended September 30, 2001. Depreciation expense and property tax expense remained relatively constant for both the comparable periods.

General and administrative expenses decreased for the three months ended September 30, 2001 primarily due to a decrease in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Excluding the impact of the sales and operations of Rosemont Crossing Apartments, Panorama Terrace Apartments and The Pines of Northwest Crossing Apartments, total revenues increased for the nine months ended September 30, 2001 due to an increase in total rental income and the recognition of a casualty gain during the nine months ended September 30, 2001. Rental income increased as a result of an increase in the average rental rate at both of the Partnership's remaining investment properties, and reduced concession costs at Forest River Apartments. The increase in rental income was partially offset by a decrease in occupancy at Village Green Apartments. The casualty gain in 2001 is a result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000. The increase in total revenues was partially offset by the recognition of a casualty gain during the nine months ended September 30, 2000 and a decrease in other income. The casualty gain in 2000 was a result of a March 2000 fire which occurred at Forest River Apartments. Four apartment units were damaged with a cost of approximately $250,000. Insurance proceeds of approximately $154,000 were received during the nine months ended September 30, 2000 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $50,000 during the nine months ended September 30, 2000. Other income decreased primarily as a result of a decrease in interest income.

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

Liquidity and Capital Resources

At September 30, 2001, the Partnership had cash and cash equivalents of approximately $1,120,000, compared to approximately $1,174,000 at September 30, 2000. The decrease in cash and cash equivalents of approximately $80,000 for the nine months ended September 30, 2001, from the Partnership's calendar year end, is due to approximately $11,895,000 of cash used in financing activities, which was partially offset by approximately $11,390,000 of cash provided by investing activities and approximately $425,000 of cash provided by operating activities. Cash provided by investing activities consisted primarily of net proceeds received from the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds related to the casualty at Forest River Apartments, partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of the existing mortgage notes payable at Rosemont Crossing Apartments, Panorama Terrace Apartments, and Village Green Apartments, distributions to partners, and to a lesser extent, loan costs paid related to the refinancing of the mortgage encumbering Village Green Apartments, and payments of principal made on the mortgages encumbering the Registrant's properties, which was partially offset by net proceeds received as a result of the refinancing of the mortgage at Village Green Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

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

Panorama Terrace Apartments: During 2001, the Partnership completed approximately $189,000 in capital expenditures at Panorama Terrace Apartments consisting primarily of plumbing upgrades, structural building improvements, other building improvements, and floor covering replacement. These improvements were funded primarily from operations. This property was sold August 1, 2001.

Forest River Apartments: For 2001, the Partnership has budgeted approximately $151,000 for capital improvements, consisting primarily of floor covering, appliances, and air conditioning unit replacements. The Partnership completed approximately $127,000 in capital expenditures at Forest River Apartments as of September 30, 2001, consisting primarily of floor covering, air conditioning unit and appliance replacement, and construction costs related to the repair of two units damaged in a fire. These improvements were funded primarily from operations, replacement reserves, and insurance proceeds.

Village Green Apartments: For 2001, the Partnership has budgeted approximately $172,000 for capital improvements, consisting primarily of floor covering, and appliance replacements, furniture upgrades, and electrical and plumbing improvements. The Partnership completed approximately $123,000 in capital expenditures at Village Green Apartments as of September 30, 2001, consisting primarily of structural improvements, lighting upgrades, and floor covering and appliance replacement. These improvements were funded primarily from operations and replacement reserves.

Rosemont Crossing Apartments: During 2001, the Partnership completed approximately $81,000 in capital expenditures at Rosemont Crossing Apartments consisting primarily of structural improvements, interior decoration and floor covering replacement. These improvements were funded primarily from operations and replacement reserves. This property was sold July 30, 2001.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures fully amortized on July 1, 2021. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $230,000 at September 30, 2001.

The mortgage indebtedness on Forest River Apartments of approximately $3,146,000, net of discount, is being amortized over 29 years with a balloon payment due in 2003. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the nine months ended September 30, 2001, cash distributions of approximately $7,236,000 (approximately $7,149,000 to the limited partners or $357.90 per limited partnership unit) were paid to the partners, of which approximately $534,000 (approximately $529,000 to the limited partners or $26.48 per limited partnership unit) was paid from operations and approximately $6,687,000 (approximately $6,620,000 to the limited partners or $331.42 per limited partnership unit) was paid from proceeds from the refinancing of the mortgage of Village Green Apartments, proceeds from the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, and the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000. During the nine months ended September 30, 2000, cash distributions of approximately $4,472,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership to the Partnership, approximately $15,000 and $38,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the nine months ended September 31, 2001 and 2000, respectively. Subsequent to September 30, 2001, the General Partner approved and paid a distribution of approximately $443,000 (approximately $439,000 to the limited partners or $21.98 per limited partnership unit) from proceeds from the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments and the remaining proceeds from the refinancing of the mortgage of Village Green Apartments. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's distribution policy is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit any additional distributions to its partners in 2001 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $50,000 to $99,000. As of September 30, 2001, the balance in the reserve account is approximately $99,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 13,251 limited partnership units in the Partnership representing 66.34% of the outstanding units at September 30, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 66.34% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) Current report on Form 8-K filed on August 14, 2001 in connection with the sale of Rosemont Crossing Apartments on July 30, 2001 and the sale of Panorama Terrace Apartments on August 1, 2001.

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

                                 Date:   November 13, 2001