Form 10KSB
period 2001-12-31
ANGELES PARTNERS IX
filed 2002-03-25
CIK 313499

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)

                                   Form 10-KSB
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [No Fee Required]

                    For the fiscal year ended December 31, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934  [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $12,180,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business

Angeles Partners IX (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The Partnership's primary business is to operate and hold real estate properties for investment. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership sold two of its investment properties in 1984 and 1990 and a third during 2000. In addition, during 2001 the Partnership sold another two of its investment properties, Rosemont Crossing Apartments and Panorama Terrace Apartments, on July 30, 2001 and August 1, 2001, respectively. The Partnership continues to hold two of the original properties. See "Item 2. Description of Properties", below for a description of the Partnership's remaining properties.

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

(1) Property is held by a Limited Partnership in which the Registrant owns a 99% interest.

Schedule of Properties:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                          Carrying    Accumulated   Useful                  Federal
Property                    Value    Depreciation    Life      Method      Tax Basis
                              (in thousands)                            (in thousands)

Forest River
  Apartments             $ 5,787      $ 4,401      5-25 yrs     (1)        $ 1,893

Village Green
  Apartments               8,674        6,942      5-25 yrs     (1)          3,006

  Total                  $14,461      $11,343                              $ 4,899

(1)   Straight-line and accelerated methods used.

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                          Principal
                           Balance At                                          Balance
                          December 31,   Interest    Period     Maturity       Due At
        Property              2001         Rate    Amortized    Date (4)    Maturity (4)
                         (in thousands)                                     (in thousands)
Forest River Apartments
  1st mortgage             $ 3,048        7.83%       (2)       10/15/03       2,935
  2nd mortgage                 106        7.83%       (3)       10/15/03         106

Village Green
  Apartments
  1st mortgage               6,737        7.39%       (1)       07/01/21          --
                             9,891                                           $ 3,041
Less unamortized
   discounts                   (21)
                           $ 9,870

(1)   The principal balance is being amortized over 240 months.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3)   Interest only payments.

(4) See "Item 7. Financial Statements - Note C" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $230,000 at December 31, 2001.

Schedule of Rental Rates and Occupancy:

Average annual rental rates and occupancy for 2001 and 2000 for each property:

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2001           2000          2001         2000
 Forest River
   Apartments                 $5,357        $5,065         97%           95%
 Village Green
   Apartments                  5,690         5,634         94%           95%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex that leases units for lease terms of one year or less. As of December 31, 2001, no tenant leases 10% or more of the available rental space. All of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates:

Real estate taxes and rates in 2001 for each property were:

                                       2001             2001
                                     Billing            Rate
                                  (in thousands)

Forest River Apartments               $ 42*             4.90%
Village Green Apartments                62*             3.45%

* Due to this property having a tax year different than its fiscal year, the tax bill does not equal tax expense.

Capital Improvements:

Forest River Apartments: The Partnership completed approximately $140,000 in capital expenditures at Forest River Apartments during the year ended December 31, 2001, consisting primarily of floor covering, air conditioning unit replacements, appliances and construction related to the repair of the units damaged in a fire as discussed in "Item 7. Financial Statements - Note H". These improvements were funded primarily from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $74,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green Apartments: The Partnership completed approximately $148,000 in capital expenditures at Village Green Apartments during the year ended December 31, 2001, consisting primarily of structural improvements, appliances and floor covering replacement. These improvements were funded primarily from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $101,100. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matter was submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units (the "Units") during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 698 Limited Partners of record owning an aggregate of 19,975 units. Affiliates of the General Partner owned 13,271 Units or approximately 66.44% at December 31, 2001. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)
       01/01/00 - 12/31/00             $ 4,473 (1)           $219.77
       01/01/01 - 12/31/01               8,074 (2)            399.25

   (1) Consists of $3,752,000 of cash from surplus funds from the sale of The Pines of Northwest Crossing Apartments, $682,000 of cash from operations and $39,000 distributed to the general partner of the majority-owned sub-tier limited partnership.

   (2) Consists of $7,404,000 of cash from surplus funds ($5,483,000 from the 2001 sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, the 2000 sale of The Pines of Northwest Crossing
            Apartments, and $1,921,000 from the 2001 refinancing of Village Green Apartments), $652,000 from operations, and $18,000 to the general partner of the majority-owned sub-tier limited partnership.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2002 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $49,600 to $99,200. As of December 31, 2001 the balance in the reserve account is approximately $100,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,271 limited partnership units in the Partnership representing approximately 66.44% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 66.44% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Results of Operations

The Registrant's net income for the year ended December 31, 2001 was approximately $6,578,000, compared to approximately $4,610,000 for the year ended December 31, 2000. The increase in net income is due primarily to an increase in total revenues due to the gain recognized during 2001 on the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments. The gain recognized in 2001 was partially offset by the loss on early extinguishment of debt recognized upon the sales of both properties. On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,789,000 as a result of the sale. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty. On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $4,505,000 as a result of the sale. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and a prepayment penalty. The increase in total revenues was partially offset by the gain recognized during 2000 on the sale of The Pines of Northwest Crossing Apartments. The gain recognized in 2000 was partially offset by the loss on early extinguishment of debt recognized upon the sale of the property. On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to repay the debt encumbering the property of approximately $4,739,000. The sale of the property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off of unamortized loan costs.

Excluding the impact of the sales and operations of Rosemont Crossing Apartments, Panorama Terrace Apartments and The Pines of Northwest Crossing Apartments the Partnership's net income for the year ended December 31, 2001 was approximately $21,000, compared to net income of approximately $255,000 for the year ended December 31, 2000. The decrease in net income is due to an increase in total expenses and an extraordinary loss as a result of the refinancing of the mortgage at Village Green Apartments (as discussed in "Liquidity and Capital Resources"). The decrease in net income was partially offset by an increase in total revenues. Total expenses increased primarily due to increases in operating and interest expenses. Operating expenses increased primarily due to increases in payroll, utility, maintenance and insurance expenses at both of the Partnership's remaining investment properties. Interest expense increased as a result of the refinancing of the debt encumbering Village Green Apartments with a larger loan balance. The increase in total expenses was partially offset by a decrease in general and administrative expenses. Depreciation expense and property tax expense remained relatively constant for the comparable periods.

General and administrative expenses decreased primarily due to a decrease in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2001 and 2000 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Excluding the impact of the sales and operations of Rosemont Crossing Apartments, Panorama Terrace Apartments and The Pines of Northwest Crossing Apartments, total revenues increased due to an increase in rental income which was slightly offset by a decrease in the recognition of casualty gain. Rental income increased primarily as a result of an increase in the average rental rate at both of the Partnership's remaining investment properties, an increase in occupancy at Forest River Apartments, and reduced concession costs at both of the Partnership's remaining investment properties. The increase in rental income was partially offset by a decrease in occupancy at Village Green Apartments. The casualty gain in 2001 was the result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000. The casualty gain in 2000 was the result of a March 2000 fire which occurred at Forest River Apartments. Four apartment units were damaged with a cost of approximately $250,000. Insurance proceeds of approximately $210,000 were received during the year ended December 31, 2000 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $83,000 during the year ended December 31, 2000. Other income remained relatively constant for the comparable periods.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $271,000 compared to approximately $1,200,000 at December 31, 2000. The decrease in cash and cash equivalents of approximately $929,000 for the year ended December 31, 2001 is due to approximately $12,785,000 of cash used in financing activities, which was partially offset by approximately $11,333,000 of cash provided by investing activities and approximately $523,000 of cash provided by operating activities. Cash provided by investing activities consisted primarily of net proceeds received from the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender and the receipt of insurance proceeds related to the casualty at Forest River Apartments, all of which were partially offset by property improvements and replacements. Cash used in financing activities consisted of the repayment of existing mortgage notes payable at Rosemont Crossing Apartments, Panorama Terrace Apartments, and Village Green Apartments, distributions to partners, and to a lesser extent, loan costs paid related to the refinancing of the mortgage encumbering Village Green Apartments, and payments of principal made on the mortgages encumbering the Registrant's properties, all of which were partially offset by net proceeds received as a result of the refinancing of the mortgage at Village Green Apartments. The Registrant invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $175,500. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $230,000 at December 31, 2001.

The mortgage indebtedness on Forest River Apartments of approximately $3,133,000, net of discount, is being amortized over 29 years with a balloon payment due in 2003. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

During the year ended December 31, 2001, cash distributions of approximately $8,074,000 (approximately $7,975,000 to the limited partners or $399.25 per limited partnership unit) were paid to the partners, of which approximately $652,000 (approximately $645,000 to the limited partners or $32.29 per limited partnership unit) was paid from operations, approximately $5,483,000 (approximately $5,429,000 to the limited partners or $271.79 per limited partnership unit) was paid from proceeds from the 2001 sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, and the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000 and approximately $1,921,000 (approximately $1,901,000 to the limited partners or $95.17 per limited partnership unit) was paid from proceeds from the refinancing of the mortgage of Village Green Apartments. During the year ended December 31, 2000, cash distributions of approximately $4,473,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership to the Partnership, approximately $18,000 and $39,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2001 and 2000, respectively. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $49,600 to $99,200. As of December 31, 2001 the balance in the reserve account is approximately $100,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,271 limited partnership units in the Partnership representing approximately 66.44% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 66.44% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.  Financial Statements


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements




                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002


                               ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                $    271
   Receivables and deposits                                                       24
   Restricted escrows                                                            100
   Other assets                                                                  284
   Due from General Partner                                                       52
   Investment properties (Notes C and F):
      Land                                                       $  532
      Buildings and related personal property                    13,929
                                                                 14,461
      Less accumulated depreciation                             (11,343)       3,118
                                                                             $ 3,849

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $    71
   Tenant security deposit liabilities                                            47
   Accrued property taxes                                                         24
   Other liabilities                                                             100
   Mortgage notes payable (Note C)                                             9,870

Partners' Deficit
   General partner                                               $ (295)
   Limited partners (19,975 units issued and
      outstanding)                                               (5,968)      (6,263)
                                                                             $ 3,849

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)




                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
  Rental income                                              $ 4,475     $ 6,628
  Other income                                                   370         496
  Casualty gain (Note H)                                          41          83
  Gain on sale of investment properties (Note B)               7,294       4,857
      Total revenues                                          12,180      12,064

Expenses:
  Operating                                                    2,239       3,003
  General and administrative                                     363         399
  Depreciation                                                 1,170       1,830
  Interest                                                     1,084       1,534
  Property taxes                                                 170         364

      Total expenses                                           5,026       7,130

Income before extraordinary item                               7,154       4,934
Extraordinary loss on early extinguishment
    of debt (Notes B and C)                                     (576)       (324)

         Net income (Note D)                                 $ 6,578     $ 4,610

Net income allocated to General Partner (1%)                 $    66     $    46

Net income allocated to limited partners (99%)                 6,512       4,564
                                                             $ 6,578     $ 4,610
Per limited partnership unit:
  Income before extraordinary item                           $354.55     $244.55
  Extraordinary loss on early extinguishment of debt          (28.54)     (16.06)

Net income                                                   $326.01     $228.49

Distributions per limited partnership unit                   $399.25     $219.77


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                          (in thousands, except unit data)



                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            20,000      $    1      $20,000    $20,001

Partners' deficit
   at December 31, 1999                   19,975      $ (225)     $(4,679)   $(4,904)

Distributions to partners                                 (83)     (4,390)    (4,473)

Net income for the year ended
   December 31, 2000                          --           46       4,564      4,610

Partners' deficit at
   December 31, 2000                      19,975         (262)     (4,505)    (4,767)

Distributions to partners                                 (99)     (7,975)    (8,074)

Net income for the year
   ended December 31, 2001                    --           66       6,512      6,578

Partners' deficit
   at December 31, 2001                   19,975      $ (295)    $ (5,968)  $ (6,263)


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)



                                                                      Year Ended
                                                                    December 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net income                                                     $ 6,578      $ 4,610
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of investment properties                          (7,294)      (4,857)
   Extraordinary loss on early extinguishment of debt                576          324
   Casualty gain                                                     (41)         (83)
   Bad debt expense                                                   --          165
   Depreciation                                                    1,170        1,830
   Amortization of loan costs and discounts                           62          105
  Change in accounts:
      Receivables and deposits                                       172           93
      Other assets                                                    33           19
      Due from General Partner                                       (52)          --
      Accounts payable                                              (169)          (6)
      Tenant security deposit liabilities                            (72)           1
      Accrued property taxes                                         (29)        (170)
      Due to General Partner                                        (285)          --
      Other liabilities                                             (126)        (117)

       Net cash provided by operating activities                     523        1,914

Cash flows from investing activities:
  Sales proceeds received, net                                    11,724        9,338
  Insurance proceeds received                                         45          202
  Property improvements and replacements                            (558)      (1,849)
  Net withdrawals from (deposits to) restricted escrows              122          (36)

       Net cash provided by investing activities                  11,333        7,655

Cash flows from financing activities:
  Repayment of mortgage notes payable                            (11,068)      (4,739)
  Loan costs paid                                                   (230)          --
  Proceeds from mortgage note payable                              6,800           --
  Payments on mortgage notes payable                                (213)        (255)
  Prepayment penalty                                                  --         (215)
  Distributions to partners                                       (8,074)      (4,473)

       Net cash used in financing activities                     (12,785)      (9,682)

Net decrease in cash and cash equivalents                           (929)        (113)
Cash and cash equivalents at beginning of period                   1,200        1,313

Cash and cash equivalents at end of period                       $   271      $ 1,200

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 1,039      $ 1,446


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Significant Accounting Policies

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management  Company  ("AIMCO"),  a publicly traded real estate investment trust.
Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2001, the Partnership operates two residential properties located in Alabama.

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

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the investment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27 1/2 years, and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $263,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs: Loan costs of approximately $388,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized over the life of the related loans. At December 31, 2001, accumulated amortization is approximately $140,000.

Restricted Escrows:

      Reserve Account: A General Reserve account established with the refinancing proceeds for Forest River Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account is equal to a minimum of $200 and a maximum of $400 per apartment unit, or approximately $49,600 to $99,200 in total. At December 31, 2001, the balance in this account was approximately $100,000.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

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

Advertising Costs: Advertising costs of approximately $73,000 and $94,000 for the years ended December 31, 2001 and 2000, respectively, were charged to expense as incurred and are included in operating expenses in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Disposition of Investment Properties

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,789,000 as a result of the sale. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty. Revenues from Rosemont Crossing Apartments included in the accompanying consolidated statements of operations were approximately $667,000 and $1,225,000 for the years ended December 31, 2001 and 2000, respectively.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $4,505,000 as a result of the sale. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded an extraordinary loss on early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and prepayment penalty. Revenues from Panorama Terrace Apartments included in the accompanying consolidated statements of operations were approximately $964,000 and $1,530,000 for the years ended December 31, 2001 and 2000, respectively.

During the three months ended December 31, 2001, certain accruals of approximately $79,000 and $78,000 established during the three months ended September 30, 2001 related to the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, respectively, were reversed due to actual costs being less than anticipated. These accrual reversals are included as an increase in gain on sale of investment properties in the year ended December 31, 2001.

On July 20, 2000, The Pines of Northwest Crossing Apartments, located in Houston, Texas, was sold to an unaffiliated third party for a gross sales price of $9,500,000. The net proceeds realized by the Partnership were approximately $9,338,000. The Partnership used a portion of the proceeds from the sale of the property to repay the debt encumbering the property of approximately $4,739,000. The sale of property resulted in a gain on sale of investment property of approximately $4,857,000 and a loss on early extinguishment of debt of approximately $324,000, consisting of a prepayment penalty and the write off of unamortized loan costs. Revenues from The Pines of Northwest Crossing Apartments included in the accompanying consolidated statements of operations were approximately $1,248,000 for the year ended December 31, 2000.

Note C - Mortgage Notes Payable


                           Principal      Monthly                              Principal
                           Balance At     Payment     Stated                    Balance
                          December 31,   Including   Interest     Maturity       Due At
        Property              2001       Interest      Rate         Date        Maturity
                         (in thousands)                                      (in thousands)
Forest River
  Apartments
  1st mortgage             $ 3,048         $ 25       7.83%       10/15/03    $ 2,935
  2nd mortgage (1)             106            1       7.83%       10/15/03        106
Village Green
  Apartments
  1st mortgage (3)           6,737           54       7.39%       07/01/21         --
                             9,891         $ 80                               $ 3,041
Less unamortized
   discounts (2)               (21)
                          $  9,870

(1)   Interest only payments.

(2) The Partnership exercised an interest rate buy-down option for Forest River Apartments when the debt was refinanced, reducing the stated rate from 8.13% to 7.83%. The fee for the interest rate reduction amounted to $69,000 and is being amortized as a mortgage discount using the effective interest method over the life of the related loans. The unamortized discount fee is reflected as a reduction of the mortgage notes payable and increases the effective rate of the debt to 8.13%.

(3) On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized an extraordinary loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $230,000 at December 31, 2001.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2001, are as follows (in thousands):

                                2002          $   222
                                2003            3,262
                                2004              185
                                2005              199
                                2006              214
                             Thereafter         5,809
                                              $ 9,891

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          2001          2000

Net income as reported                 $  6,578      $  4,610
Add (deduct):
     Depreciation differences               299           516
     Unearned income                        (44)         (140)
     Discounts on mortgage notes             12           (17)
     Gain on sale of investment
       proeprties                        (1,824)           --
     Other                                 (414)         (751)

Federal taxable income                  $ 4,607        $ 4,218

Federal taxable income per
     limited partnership unit           $228.31        $209.05

The  following  is  a   reconciliation   at  December  31,  2001,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported            $(6,263)
Land and buildings                       2,067
Accumulated depreciation                  (286)
Syndication and distribution costs       2,036
Other                                       74
Net liabilities - Federal tax basis    $(2,372)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and its affiliates during the years ended December 31, 2001 and 2000:
                                                               2001      2000
                                                               (in thousands)

Property management fees (included in operating expenses)      $275      $366

Reimbursement for services of affiliates (included in
 investment properties and general and administrative
 expenses)                                                     381       348

Loan costs (included in other assets)                           68        --

Real estate brokerage commissions (included in gain on
  sale of investment properties)                               371       285

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $275,000 and $366,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $381,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, a refund of accountable administrative expenses from an affiliate of the General Partner of approximately $52,000 is included in Due from General Partner on the consolidated balance sheet. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $153,000 and $56,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

For services provided in connection with the refinancing of Village Green Apartments, the General Partner was paid a commission of approximately $68,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the years ended December 31, 2001 and 2000, the General Partner was not entitled to this fee.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $80,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,271 limited partnership units in the Partnership representing approximately 66.44% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 66.44% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note F - Real Estate and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings         Cost
                                                     and Related    Capitalized
                                                      Personal     Subsequent to
       Description         Encumbrances     Land      Property      Acquisition
                          (in thousands)                           (in thousands)

Forest River
 Apartments                  $ 3,154     $   123      $ 4,189        $ 1,475
Village Green
 Apartments                    6,737         409        5,786          2,479
    Totals                   $ 9,891     $   532      $ 9,975        $ 3,954


                      Gross Amount At Which Carried
                           At December 31, 2001
                              (in thousands)


                                Buildings
                               And Related
                                Personal              Accumulated      Date     Depreciable
     Description        Land    Property     Total    Depreciation   Acquired   Life-Years
                                                     (in thousands)

Forest River
 Apartments           $   123  $  5,664    $  5,787     $  4,401     12/29/80      5-25
Village Green
 Apartments               409     8,265       8,674        6,942     12/31/80      5-25
  Totals              $   532  $ 13,929    $ 14,461     $ 11,343

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)

Investment Properties

Balance at beginning of year                   $ 29,047         $ 39,707
    Sale of investment properties               (15,123)         (11,958)
    Disposal of property                            (21)            (155)
    Property improvements                           558            1,453

Balance at end of year                         $ 14,461         $ 29,047

Accumulated Depreciation

Balance at beginning of year                   $ 20,452         $ 26,478
    Sale of investment properties               (10,262)          (7,820)
    Disposal of property                            (17)             (36)
    Additions charged to expense                  1,170            1,830

Balance at end of year                         $ 11,343         $ 20,452

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2001 and 2000, is approximately $16,528,000 and $33,157,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $11,629,000 and $21,179,000, respectively.

Note G - Distributions

During the year ended December 31, 2001, cash distributions of approximately $8,074,000 (approximately $7,975,000 to the limited partners or $399.25 per limited partnership unit) were paid to the partners, of which approximately $652,000 (approximately $645,000 to the limited partners or $32.29 per limited partnership unit) was paid from operations, approximately $5,483,000 (approximately $5,429,000 to the limited partners or $271.79 per limited partnership unit) was paid from proceeds from the 2001 sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, and the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in July 2000 and approximately $1,921,000 (approximately $1,901,000 to the limited partners or $95.17 per limited partnership unit) was paid from proceeds from the refinancing of the mortgage of Village Green Apartments. During the year ended December 31, 2000, cash distributions of approximately $4,473,000 (approximately $4,390,000 of which was paid to the limited partners or $219.77 per limited partnership unit) were paid to the partners, of which approximately $682,000 (approximately $675,000 to the limited partners or $33.79 per limited partnership unit) was paid from operations and approximately $3,752,000 (approximately $3,715,000 to the limited partners or $185.98 per limited partnership unit) was paid from proceeds from the sale of The Pines of Northwest Crossing Apartments. In conjunction with the transfer of funds from the majority-owned sub-tier limited partnership to the Partnership, approximately $18,000 and $39,000 was distributed to the general partner of the majority owned sub-tier limited partnership during the years ended December 31, 2001 and 2000, respectively.

Note H - Casualty Event

In October 2000, a fire occurred at Forest River Apartments, which resulted in damage to two apartment units. The property incurred damages of approximately $51,000. Insurance proceeds of approximately $45,000 were received during the year ended December 31, 2001. After writing off the undepreciated cost of the damaged units, the Partnership realized a casualty gain of approximately $41,000 from this event during the year ended December 31, 2001.

In March 2000, a fire occurred at Forest River Apartments, which resulted in damage to four apartment units. The property incurred damages of approximately $250,000. Insurance proceeds of approximately $210,000 were received during the year ended December 31, 2000. The Partnership realized a casualty gain of approximately $83,000 from this event.

Note I - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

         None.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner is Angeles Realty Corporation. The names and ages of, as well as the position and offices held by, the present executive officers and director of the General Partner are set forth below. There are no family relationships between or among any officers or director.

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $64,000 and non-audit services (principally tax-related) of approximately $34,000.

Item 10. Executive Compensation

None of the officers and director of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2001 no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                                  Number of Units      Percentage

Insignia Properties LP                         981              4.91%
  (an affiliate of AIMCO)
Broad River Properties, LLC                  2,529             12.66%
  (an affiliate of AIMCO)
AIMCO Properties, LP                         8,401             42.06%
  (an affiliate of AIMCO)
Cooper River Properties, LLC                 1,360              6.81%
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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following amounts were paid or accrued to the General Partner and its affiliates during the years ended December 31, 2001 and 2000:
                                                               2001      2000
                                                               (in thousands)

Property management fees                                       $275      $366

Reimbursement for services of affiliates                       381       348

Loan costs                                                      68        --

Real estate brokerage commissions                              371       285

During the years ended December 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $275,000 and $366,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $381,000 and $348,000 for the years ended December 31, 2001 and 2000, respectively. At December 31, 2001, a refund of accountable administrative expenses from an affiliate of the General Partner of approximately $52,000 is included in Due from General Partner on the consolidated balance sheet. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $153,000 and $56,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment properties and are being depreciated over 15 years.

For services provided in connection with the refinancing of Village Green Apartments, the General Partner was paid a commission of approximately $68,000 during the year ended December 31, 2001. These costs were capitalized and are included in other assets on the consolidated balance sheet.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the years ended December 31, 2001 and 2000, the General Partner was not entitled to this fee.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $80,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,271 limited partnership units in the Partnership representing approximately 66.44% of the outstanding units at December 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of approximately 66.44% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               None.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2001:

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


                                 Date:  March 25, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date:March 25, 2002
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President       Date:March 25, 2002
Martha L. Long            and Controller

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

              (c) Second Amendment to Purchase and Sale Contract between
                  Registrant and Winston Acquisition Corporation.****

              (d) Third Amendment to Purchase and Sale Contract  between
                  Registrant and Winston Acquisition Corporation.****

              (e) Fourth Amendment to Purchase and Sale Contract between
                  Registrant and Winston Acquisition Corporation.****

                  ****(Incorporated by reference to Exhibit 10.14(a) through (e), respectively. Filed in Form 8-K dated August 4, 2000.)

      10.15 Multifamily Note dated June 27, 2001, by and between Angeles Partner IX, a California limited partnership, and GMAC Commercial Mortgage Corporation, relating to Village Green Apartments. Filed in Form 10-QSB dated June 30, 2001.

      10.16  (a)  Purchase and Sale  Contract  between   Registrant   and  Gulab
                  Partnership, Ltd. related to sale of Rosemont Crossing.*****

             (b) First Amendment to Purchase and Sale Contract between Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing.*****

             (c) Second Amendment to Purchase and Sale Contract  between
                 Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing.*****

             (d) Third  Amendment to Purchase and Sale Contract  between
                 Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing.*****

             (e) Fourth Amendment to Purchase and Sale Contract  between
                 Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing.*****

             (f) Assignment of Purchase and Sale Contract  between CNC
                 Investments, Inc., a Texas  Corporation and Gulab  Partnership,
                  Ltd., a Texas Limited Partnership. related to sale of Rosemont
                 Crossing. *****

                  *****(Incorporated by reference to Exhibit 10.16(a) through (f), respectively. Filed in Form 8-K dated July 30, 2001).

      10.17 Purchase and Sale Contract between Registrant and Wisteria Place I, LLC related to sale of Panorama Terrace Apartments. (Incorporated by reference to Exhibit 10.17. Filed in Form 8-K dated July 30, 2001.)

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated September 1, 1993.