Form 10QSB
period 2002-03-31
ANGELES PARTNERS IX
filed 2002-05-14
CIK 313499

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

                   For the quarterly period ended March 31, 2002


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
                          (in thousands, except unit data)

                                 March 31, 2002



Assets
   Cash and cash equivalents                                              $    404
   Receivables and deposits                                                     22
   Restricted escrows                                                          100
   Other assets                                                                340
   Investment properties:
      Land                                                 $     532
      Buildings and related personal property                 13,981
                                                              14,513
      Less accumulated depreciation                          (11,514)        2,999
                                                                          $  3,865

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     44
   Tenant security deposit liabilities                                          50
   Accrued property taxes                                                       52
   Other liabilities                                                           162
   Mortgage notes payable                                                    9,817

Partners' Deficit
   General partner                                          $   (295)
   Limited partners (19,975 units issued and
      outstanding)                                            (5,965)       (6,260)
                                                                          $  3,865


            See Accompanying Notes to Consolidated Financial Statements

b)

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                            Three Months Ended
                                                                March 31,
                                                             2002       2001
                                                                     (Restated)
Revenues:
   Rental income                                          $   734    $   739
   Other income                                                53         65
   Casualty gain                                               --         41
      Total revenues                                          787        845

Expenses:
   Operating                                                  300        294
   General and administrative                                  87         95
   Depreciation                                               171        171
   Interest                                                   196        159
   Property taxes                                              30         25
      Total expenses                                          784        744

Income from continuing operations                               3        101
Loss from discontinued operations                              --       (158)

Net income (loss)                                         $     3    $   (57)

Net loss allocated to general partner (1%)                $    --    $    (1)

Net income (loss) allocated to limited partners (99%)           3        (56)

                                                          $     3    $   (57)

Per limited partnership unit:
Income from continuing operations                         $   .15    $  5.01
Loss from discontinued operations                              --      (7.81)
Net income (loss)                                         $   .15    $ (2.80)

Distributions per limited partnership unit                $    --    $ 19.32


            See Accompanying Notes to Consolidated Financial Statements

c)

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000      $      1      $ 20,000    $ 20,001

Partners' deficit at
   December 31, 2001                   19,975      $   (295)     $ (5,968)   $ (6,263)

Net income for the three
   months ended March 31, 2002             --            --             3          3

Partners' deficit
   at March 31, 2002                   19,975      $   (295)     $ (5,965)   $ (6,260)


            See Accompanying Notes to Consolidated Financial Statements

d)
                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2002        2001
Cash flows from operating activities:
  Net income (loss)                                               $    3       $  (57)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Casualty gain                                                      --          (41)
   Depreciation                                                      171          384
   Amortization of loan costs and discounts                           10           19
  Change in accounts:
      Receivables and deposits                                         2            9
      Other assets                                                   (65)         (94)
      Due from General Partner                                        52           --
      Accounts payable                                               (27)         (96)
      Tenant security deposit liabilities                              3           (3)
      Accrued property taxes                                          28           75
      Due to General Partner                                          --         (285)
      Other liabilities                                               62           38

       Net cash provided by (used in) operating activities           239          (51)

Cash flows from investing activities:
  Insurance proceeds received                                         --           45
  Property improvements and replacements                             (52)        (137)
  Net deposits to restricted escrows                                  --          (28)

       Net cash used in investing activities                         (52)        (120)

Cash flows from financing activities:
Payments on mortgage notes payable                                   (54)         (55)
Distributions to partners                                             --         (392)

       Net cash used in financing activities                         (54)        (447)

Net increase (decrease) in cash and cash equivalents                 133         (618)

Cash and cash equivalents at beginning of period                     271        1,200

Cash and cash equivalents at end of period                        $  404       $  582

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  186       $  297


            See Accompanying Notes to Consolidated Financial Statements

e)

                               ANGELES PARTNERS IX
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations, due to their sales in July 2001 and August 2001, respectively.

Note B - Disposition of Investment Properties

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, a loss of approximately $78,000 for the three months ended March 31, 2001, including revenues of approximately $288,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, a loss of approximately $80,000 for the three months ended March 31, 2001, including revenues of approximately $396,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $42,000 and $79,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $70,000 and $69,000 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expenses.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During 2001, the Partnership paid all of these fees. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will return these amounts to the Partnership.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the three months ended March 31, 2002 approximately $7,000 was owed to the General Partner and is included in other liabilities. No such fee was owed or earned for the three months ended March 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $95,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note D - Casualty Event

In October 2000, a fire occurred at Forest River Apartments, which resulted in damage to two apartment units. The property incurred damages of approximately $51,000. Insurance proceeds of approximately $45,000 were received during the three months ended March 31, 2001. After writing off the undepreciated cost of the damaged units, the Partnership realized a casualty gain of approximately $41,000 from this event.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Forest River Apartments                       96%        98%
        Gadsden, Alabama

      Village Green Apartments                      93%        93%
        Montgomery, Alabama

Results of Operations

The Registrant's net income for the three months ended March 31, 2002 was approximately $3,000, compared to a net loss of approximately $57,000 for the three months ended March 31, 2001. The increase in net income is due to a decrease in loss from discontinued operations resulting from the operations during 2001 of Rosemont Crossing and Panorama Terrace Apartments partially offset by a decrease in total revenues. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations.

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, a loss of approximately $78,000 for the three months ended March 31, 2001, including revenues of approximately $288,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, a loss of approximately $80,000 for the three months ended March 31, 2001, including revenues of approximately $396,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's income from continuing operations for the three months ended March 31, 2002 and 2001 was approximately $3,000 and $101,000, respectively. The decrease in income from continuing operations is due to a decrease in total revenues and an increase in total expenses. Total revenues decreased primarily due to the recognition of a casualty gain during the three months ended March 31, 2001 and, to a lesser extent, a decrease in other income. The casualty gain is the result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000. The decrease in other income is primarily due to a decrease in interest income as a result of lower cash balances in interest bearing accounts. Rental income remained relatively constant for the comparable periods, as the decrease in occupancy at Forest River Apartments and a decrease in the average rental rate at Village Green Apartments was offset by an increase in the average rental rate at Forest River Apartments and reduced concession costs at Village Green Apartments.

Total expenses increased primarily due to increases in interest and property tax expenses, partially offset by a decrease in general and administrative expense. Operating and depreciation expenses remained relatively constant for the comparable periods. Interest expense increased as a result of the 2001 refinancing of the debt encumbering Village Green Apartments (as discussed below) which resulted in a larger loan balance at the property. Property tax expense increased primarily due to an increase in the assessed value of Village Green Apartments. Operating expense remained relatively constant for the comparable periods, as a decrease in maintenance expense was offset by an increase in insurance premiums at both of the Partnership's investment properties. General and administrative expenses decreased primarily due to decreased professional fees associated with the management of the Partnership. Included in general and administrative expenses at both March 31, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2002, the Partnership had cash and cash equivalents of approximately $404,000, compared to approximately $582,000 at March 31, 2001. The increase in cash and cash equivalents of approximately $133,000 for the three months ended March 31, 2002, from the Partnership's calendar year end, is due to approximately $239,000 of cash provided by operating activities, partially offset by approximately $54,000 of cash used in financing activities and approximately $52,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Forest River Apartments: For 2002 the Partnership has budgeted approximately $104,000 for capital improvements, consisting primarily of structural improvements, cabinet upgrades, and floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $20,000 in capital expenditures at Forest River Apartments as of March 31, 2002, consisting primarily of office computers and floor covering and appliance replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green Apartments: For 2002 the Partnership has budgeted approximately $114,000 for capital improvements, consisting primarily of cabinet upgrades, air conditioning unit upgrades, and floor covering and appliance replacements. The Partnership completed approximately $32,000 in capital expenditures at Village Green Apartments as of March 31, 2002, consisting primarily of office computers and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The mortgage indebtedness on Forest River Apartments of approximately $3,119,000, net of discount, is being amortized over 29 years with a balloon payment due in October 2003. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the three months ended March 31, 2002 and 2001 (in thousands, except per unit data):


                      Three Months     Per Limited     Three Months     Per Limited
                         Ended         Partnership        Ended         Partnership
                     March 31, 2002       Unit        March 31, 2001        Unit

Operations              $   --           $   --          $  244            $12.01

Sale Proceeds (1)           --               --             148              7.31
                        $   --           $   --          $  392            $19.32

(1)   From the sale of The Pines of Northwest Crossing Apartments in 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $49,600 to $99,200. As of March 31, 2002, the balance in the reserve account is approximately $100,000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 13,271 limited partnership units in the Partnership representing 66.44% of the outstanding units at March 31, 2002. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 66.44% of the outstanding units, AIMCO is in a position to control all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b) No reports on Form 8-K were filed during the quarter ended March 31, 2002.

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

                                 Date:   May 14, 2002