Form 10QSB
period 2002-06-30
ANGELES PARTNERS IX
filed 2002-08-14
CIK 313499

UNITED STATES
                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


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



                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS




                               ANGELES PARTNERS IX
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                              $    364
   Receivables and deposits                                                      8
   Restricted escrows                                                          100
   Other assets                                                                323
   Investment properties:
      Land                                                 $     532
      Buildings and related personal property                 14,028
                                                              14,560
      Less accumulated depreciation                          (11,681)        2,879
                                                                          $  3,674

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     22
   Tenant security deposit liabilities                                          57
   Accrued property taxes                                                       78
   Other liabilities                                                           224
   Mortgage notes payable                                                    9,764

Partners' Deficit
   General partner                                          $   (298)
   Limited partners (19,975 units issued and
      outstanding)                                            (6,173)       (6,471)
                                                                          $  3,674
            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                      Three Months Ended      Six Months Ended
                                            June 30,              June 30,
                                       2002       2001        2002      2001
                                                (Restated)            (Restated)
Revenues:
     Rental income                   $   731    $   744     $ 1,465   $ 1,483
     Other income                         50         60         103       125
     Casualty gain                        --         --          --        41
       Total revenues                    781        804       1,568     1,649

Expenses:
     Operating                           335        311         635       605
     General and administrative           89         99         176       194
     Depreciation                        167        174         338       345
     Interest                            194        215         390       374
     Property taxes                       27         26          57        51
       Total expenses                    812        825       1,596     1,569

(Loss) income from
   continuing operations                  (31)      (21)        (28)        80
 Loss from discontinued
   operations                              --       (53)         --       (211)

 Net loss                            $   (31)   $   (74)    $   (28)  $  (131)

Net loss allocated to general
     partner (1%)                    $    --    $    (1)    $    --   $    (1)
Net loss allocated to limited
     partners (99%)                      (31)       (73)        (28)     (130)

                                      $   (31)  $   (74)    $   (28)   $  (131)

Per limited partnership unit:
(Loss) income from continuing
 operations                          $ (1.55)   $ (1.05)    $ (1.40)  $  3.95
Loss from discontinued
 operations                               --      (2.60)         --    (10.46)

Net loss                             $ (1.55)   $ (3.65)    $ (1.40)  $ (6.51)

Distributions per limited
     partnership unit                $  8.86    $ 14.47     $  8.86   $ 33.79
            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000          $ 1       $ 20,000   $ 20,001

Partners' deficit at
   December 31, 2001                   19,975        $ (295)     $ (5,968)  $ (6,263)

Distributions to partners                  --             (3)        (177)      (180)

Net loss for the six months
   ended June 30, 2002                     --             --          (28)       (28)

Partners' deficit
   at June 30, 2002                    19,975        $ (298)     $ (6,173)  $ (6,471)
            See Accompanying Notes to Consolidated Financial Statements




                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net loss                                                       $   (28)     $  (131)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Casualty gain                                                      --          (41)
   Depreciation                                                      338          772
   Amortization of loan costs and discounts                           20           39
   Loss on early extinguishment of debt                               --           50
  Change in accounts:
      Receivables and deposits                                        16         (325)
      Other assets                                                   (56)         (57)
      Due from General Partner                                        52           --
      Accounts payable                                               (49)        (117)
      Tenant security deposit liabilities                             10           (7)
      Accrued property taxes                                          54          151
      Due to General Partner                                          --         (285)
      Other liabilities                                              124           85

       Net cash provided by operating activities                     481          134

Cash flows from investing activities:
  Property improvements and replacements                             (99)        (297)
  Insurance proceeds received                                         --           45
  Net receipts from restricted escrows                                --           48

       Net cash used in investing activities                         (99)        (204)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (109)        (111)
  Loan costs paid                                                     --         (219)
  Proceeds from mortgage notes payable                                --        6,800
  Repayment of mortgage notes payable                                 --       (4,655)
  Distributions to partners                                         (180)        (687)

       Net cash (used in) provided by financing activities          (289)       1,128

Net increase in cash and cash equivalents                             93        1,058
Cash and cash equivalents at beginning of period                     271        1,200

Cash and cash equivalents at end of period                       $   364      $ 2,258

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   370      $   625

            See Accompanying Notes to Consolidated Financial Statements






                               ANGELES PARTNERS IX
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations, due to their sales in July 2001 and August 2001, respectively (see "Note B").

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Village Green Apartments in 2001 (see "Note E") as interest expense.

Note B - Disposition of Investment Properties

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The property's operating results, losses of approximately $46,000 and $124,000 for the three and six months ended June 30, 2001, respectively, including revenues of approximately $281,000 and $569,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and a prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The property's operating results, losses of approximately $7,000 and $87,000 for the three and six months ended June 30, 2001, respectively, including revenues of approximately $430,000 and $826,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the six months ended June 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $82,000 and $157,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $141,000 and $139,000 for the six months ended June 30, 2002 and 2001, respectively, which are included in general and administrative expenses.

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

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the six months ended June 30, 2002 approximately $14,000 was owed to the General Partner and is included in other liabilities. No such fee was owed or earned for the six months ended June 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $95,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note E - Refinancing and Loss on Extinguishment of Debt

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $219,000 during the six months ended June 30, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Forest River Apartments                       94%        96%
        Gadsden, Alabama
      Village Green Apartments                      95%        94%
        Montgomery, Alabama

Results of Operations

The Registrant's net loss for the three and six months ended June 30, 2002 was approximately $31,000 and $28,000, respectively, compared to a net loss of approximately $74,000 and $131,000, respectively, for the three and six months ended June 30, 2001. The decrease in net loss is due to a decrease in loss from discontinued operations resulting from the operations during 2001 at Rosemont Crossing Apartments and Panorama Terrace Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations.

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The property's operations, losses of approximately $46,000 and $124,000 for the three and six months ended June 30, 2001, respectively, including revenues of approximately $281,000 and $569,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The property's operations, losses of approximately $7,000 and $87,000 for the three and six months ended June 30, 2001, respectively, including revenues of approximately $430,000 and $826,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's loss from continuing operations was approximately $31,000 and $28,000, respectively, for the three and six months ended June 30, 2002, compared to a loss from continuing operations of approximately $21,000 and income from continuing operations of approximately $80,000 for the three and six months ended June 30, 2001, respectively. The increase in loss from continuing operations for the three months ended June 30, 2002 is due to a decrease in total revenues, partially offset by a decrease in total expenses. The increase in loss from continuing operations for the six months ended June 30, 2002 is due to a decrease in total revenues and an increase in total expenses. The decrease in total expenses for the three months ended June 30, 2002 is due to decreases in interest, depreciation, and general and administrative expenses, partially offset by an increase in operating expense. Property tax expense remained relatively constant for the three months ended June 30, 2002. The increase in total expenses for the six months ended June 30, 2002 is due to increases in operating, interest, and property tax expenses, partially offset by decreases in both depreciation and general and administrative expense. The decrease in interest expense for the three months ended June 30, 2002 is due to the loss on early extinguishment of debt recognized in 2001 as a result of the refinancing of the mortgage encumbering Village Green Apartments (as discussed below), partially offset by increased interest expense as a result of the larger loan balance at the property. The decrease in depreciation expense for both the three and six months ended June 30, 2002 is due to property improvements and replacements placed into service in prior years becoming fully depreciated in 2002. General and administrative expenses decreased for both the three and six months ended June 30, 2002 primarily due to decreased professional fees associated with the management of the Partnership and a decrease in audit expense. Included in general and administrative expenses at both June 30, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The increase in operating expense for both the three and six months ended June 30, 2002 is primarily due to an increase in insurance expense at both of the Partnership's investment properties. Interest expense increased for the six months ended June 30, 2002 as a result of the 2001 refinancing of the debt encumbering Village Green Apartments which resulted in a larger loan balance at the property, partially offset by the loss on early extinguishment of debt recognized in 2001 as a result of the refinancing (as discussed below). Property tax expense increased for the six months ended June 30, 2002 primarily due to an increase in the assessed value of Village Green Apartments.

Total revenues decreased for the three months ended June 30, 2002 due to decreases in both rental income and other income. Total revenues decreased for the six months ended June 30, 2002 primarily due to the recognition of a casualty gain during the six months ended June 31, 2001 and, to a lesser extent, decreases in both rental income and other income. The casualty gain is the result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000. The decrease in other income for both the three and six months ended June 30, 2002 is primarily due to a decrease in interest income as a result of lower cash balances in interest bearing accounts. The decrease in rental income for both the three and six months ended June 30, 2002 is primarily due to the decrease in occupancy at Forest River Apartments and a decrease in the average rental rate at Village Green Apartments partially offset by an increase in occupancy at Village Green Apartments, an increase in the average rental rate at Forest River Apartments, and reduced concessions at both properties.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $364,000, compared to approximately $2,258,000 at June 30, 2001. The increase in cash and cash equivalents of approximately $93,000 for the six months ended June 30, 2002, from the Partnership's calendar year end, is due to approximately $481,000 of cash provided by operating activities, partially offset by approximately $289,000 of cash used in financing activities and approximately $99,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Forest River Apartments: For 2002 the Partnership has budgeted approximately $104,000 for capital improvements, consisting primarily of structural improvements, cabinet upgrades, and floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $41,000 in capital expenditures at Forest River Apartments as of June 30, 2002, consisting primarily of floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green Apartments: For 2002 the Partnership has budgeted approximately $121,000 for capital improvements, consisting primarily of cabinet upgrades, air conditioning unit upgrades, and floor covering and appliance replacements. The Partnership completed approximately $58,000 in capital expenditures at Village Green Apartments as of June 30, 2002, consisting primarily of office computers and floor covering replacement. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $219,000 during the six months ended June 30, 2001.

The mortgage indebtedness on Forest River Apartments of approximately $3,105,000, net of discount, is being amortized over 29 years with a balloon payment due in October 2003. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):


                       Six Months      Per Limited      Six Months      Per Limited
                         Ended         Partnership        Ended         Partnership
                     June 30, 2002        Unit        June 30, 2001         Unit

Operations              $  180           $ 8.86          $  539            $26.48

Sale Proceeds (1)           --               --             148              7.31
                        $  180           $ 8.86          $  687            $33.79

(1)   From the sale of The Pines of Northwest Crossing Apartments in 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $49,600 to $99,200. As of June 30, 2002, the balance in the reserve account is approximately $100,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,426 limited partnership units in the Partnership representing 67.21% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $74.00 per unit expired. Pursuant to this offer, AIMCO acquired 155 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.21% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the
General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.1, Amended Certificate and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None were filed during the quarter ended June 30, 2002.

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



                               ANGELES PARTNERS IX

                                 By:     Angeles Realty Corporation
                                         Its General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                              Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.