Form 10QSB
period 2002-09-30
ANGELES PARTNERS IX
filed 2002-11-14
CIK 313499

UNITED STATES
                          U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                              $    311
   Receivables and deposits                                                     21
   Restricted escrows                                                           99
   Other assets                                                                268
   Investment properties:
      Land                                                 $     532
      Buildings and related personal property                 14,095
                                                              14,627
      Less accumulated depreciation                          (11,834)        2,793
                                                                          $  3,492

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     31
   Tenant security deposit liabilities                                          66
   Accrued property taxes                                                      105
   Other liabilities                                                           204
   Mortgage notes payable                                                    9,709

Partners' Deficit
   General partner                                          $   (301)
   Limited partners (19,975 units issued and
      outstanding)                                            (6,322)       (6,623)
                                                                          $  3,492

                See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                       2002       2001        2002      2001
                                                (Restated)            (Restated)
Revenues:
  Rental income                      $   737    $   736     $ 2,202   $ 2,219
  Other income                            77         63         180       188
  Casualty gain                           --         --          --        41
       Total revenues                    814        799       2,382     2,448

Expenses:
  Operating                              298        333         933       938
  General and administrative              94        102         270       296
  Depreciation                           153        164         491       509
  Interest                               194        199         584       573
  Property taxes                          26         26          83        77
       Total expenses                    765        824       2,361     2,393

Income (loss) from
   continuing operations                   49       (25)         21         55
Gain from sale of discontinued
   operations                              --     7,137          --      7,137
Loss from discontinued
   operations                              --      (583)         --       (794)

 Net income                          $    49    $ 6,529     $    21   $ 6,398

Net income allocated to
  general partner (1%)               $    --    $    65     $    --   $    64
Net income allocated to
  limited partners (99%)                  49      6,464          21     6,334

                                      $    49   $ 6,529     $    21    $ 6,398

Per limited partnership unit:
Income (loss) from continuing
  operations                         $  2.45    $ (1.25)    $  1.05   $  2.71
Gain from sale of discontinued
  operations                              --     353.74          --    353.74
Loss from discontinued
  operations                              --     (28.89)         --    (39.35)

Net income                           $  2.45    $323.60     $  1.05   $317.10

Distributions per limited
   partnership unit                  $  9.91    $324.11     $ 18.77   $357.90

                See Accompanying Notes to Consolidated Financial Statements


                                    ANGELES PARTNERS IX
                   CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000          $ 1       $ 20,000   $ 20,001

Partners' deficit at
   December 31, 2001                   19,975        $ (295)     $ (5,968)  $ (6,263)

Distributions to partners                  --             (6)        (375)      (381)

Net income for the nine months
   ended September 30, 2002                --             --           21          21

Partners' deficit
   at September 30, 2002               19,975        $ (301)     $ (6,322)  $ (6,623)

                See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2002         2001
Cash flows from operating activities:
  Net income                                                     $    21      $ 6,398
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Gain from sale of discontinued operations                          --       (7,137)
   Casualty gain                                                      --          (41)
   Depreciation                                                      491        1,003
   Amortization of loan costs and discounts                           29           52
   Loss on early extinguishment of debt                               --          576
  Change in accounts:
      Receivables and deposits                                         3          159
      Other assets                                                    (9)          --
      Due from General Partner                                        52           --
      Accounts payable                                               (40)        (216)
      Tenant security deposit liabilities                             19          (72)
      Accrued property taxes                                          81           49
      Due to General Partner                                          --         (285)
      Other liabilities                                              104          (61)

       Net cash provided by operating activities                     751          425

Cash flows from investing activities:
  Sales proceeds received, net                                        --       11,748
  Property improvements and replacements                            (166)        (520)
  Insurance proceeds received                                         --           45
  Net withdrawals from restricted escrows                              1          117

       Net cash (used in) provided by investing activities          (165)      11,390

Cash flows from financing activities:
  Payments on mortgage notes payable                                (165)        (161)
  Loan costs paid                                                     --         (230)
  Proceeds from mortgage notes payable                                --        6,800
  Repayment of mortgage notes payable                                 --      (11,068)
  Distributions to partners                                         (381)      (7,236)

       Net cash used in financing activities                        (546)     (11,895)

Net increase (decrease) in cash and cash equivalents                  40          (80)
Cash and cash equivalents at beginning of period                     271        1,200

Cash and cash equivalents at end of period                       $   311     $  1,120

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   555     $    852

                See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001. The General Partner is a wholly-owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Effective April 1, 2002, the Partnership adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. As a result, the accompanying consolidated statements of operations have been restated to reflect the loss on early extinguishment of debt at Village Green Apartments in 2001 (see "Note E") as interest expense and the loss on early extinguishment of debt of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations due to their sales in 2001 (see "Note B").

Note B - Disposition of Investment Properties

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,833,000 after payment of closing costs of approximately $292,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. During the fourth quarter of 2001, additional closing costs of approximately $24,000 were paid, reducing net proceeds. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $2,710,000 for the three and nine months ended September 30, 2001, as a result of the sale and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, losses of approximately $42,000 and $166,000 for the three and nine months ended September 30, 2001, respectively, including revenues of approximately $98,000 and $667,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $265,000 for the three and nine months ended September 30, 2001 due to the write-off of unamortized loan costs and mortgage discounts and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,427,000 for the three and nine months ended September 30, 2001 as a result of the sale and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, losses of approximately $15,000 and $102,000 for the three and nine months ended September 30, 2001, respectively, including revenues of approximately $139,000 and $965,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $261,000 for the three and nine months ended September 30, 2001, due to the write-off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $123,000 and $223,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $214,000 and $359,000 for the nine months ended September 30, 2002 and 2001, respectively, which are included in general and administrative expenses and investment properties. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $150,000 for the nine months ended September 30, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

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

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the nine months ended September 30, 2002 approximately $21,000 was owed to the General Partner and is included in other liabilities. No such fee was owed or earned for the nine months ended September 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $43,000 and $95,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note E - Refinancing and Loss on Extinguishment of Debt

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs, which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $230,000 during the nine months ended September 30, 2001.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Forest River Apartments                       94%        96%
        Gadsden, Alabama
      Village Green Apartments                      96%        93%
        Montgomery, Alabama

The General Partner attributes the increase in occupancy at Village Green Apartments to marketing efforts and resident retention.

Results of Operations

The Registrant's net income for the three and nine months ended September 30, 2002 was approximately $49,000 and $21,000, respectively, compared to a net income of approximately $6,529,000 and $6,398,000, respectively, for the three and nine months ended September 30, 2001. The decrease in net income is due to a decrease in the gain from sale of discontinued operations resulting from the sale during the three months ended September 30, 2001 of Rosemont Crossing Apartments and Panorama Terrace Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statements of operations have been restated as of January 1, 2001 to reflect the operations and sale of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations and gain from sale of discontinued operations, respectively.

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $2,710,000 for the three and nine months ended September 30, 2001, as a result of the sale and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, losses of approximately $42,000 and $166,000 for the three and nine months ended September 30, 2001, respectively, including revenues of approximately $98,000 and $667,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $265,000 for the three and nine months ended September 30, 2001 due to the write-off of unamortized loan costs and mortgage discounts and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,427,000 for the three and nine months ended September 30, 2001 as a result of the sale and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, losses of approximately $15,000 and $102,000 for the three and nine months ended September 30, 2001, respectively, including revenues of approximately $139,000 and $965,000, respectively, are included in loss from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $261,000 for the three and nine months ended September 30, 2001, due to the write-off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations on the accompanying consolidated statements of operations.

The Partnership's income from continuing operations was approximately $49,000 and $21,000, respectively, for the three and nine months ended September 30, 2002. The Partnership recognized a loss from continuing operations of approximately $25,000 for the three months ended September 30, 2001 and income from continuing operations of approximately $55,000 for the nine months ended September 30, 2001. The increase in income from continuing operations for the three months ended September 30, 2002 is due to an increase in total revenues, combined with a decrease in total expenses. The increase in income from continuing operations for the nine months ended September 30, 2002 is due to a decrease in total expenses partially offset by a decrease in total revenues. The decrease in total expenses for the three months ended September 30, 2002 is due to decreases in depreciation, general and administrative and operating expenses. Property tax expense remained relatively constant for the three months ended September 30, 2002. The decrease in total expenses for the nine months ended
September 30, 2002 is due to decreases in depreciation and general and administrative and operating expenses, slightly offset by an increase in interest expense.

The decrease in depreciation expense for both the three and nine months ended September 30, 2002 is due to property improvements and replacements placed into service in prior years becoming fully depreciated in 2002. General and administrative expenses decreased for both the three and nine months ended September 30, 2002 primarily due to decreased professional fees associated with the management of the Partnership. Included in general and administrative expenses at both September 30, 2002 and 2001 are management reimbursements to the General Partner as allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The decrease in operating expense for both the three and nine months ended September 30, 2002 is primarily due to a decrease in contract maintenance expense. The increase in interest expense for the nine months ended September 30, 2002, is the result of the June 2001 refinancing of the debt encumbering Village Green Apartments which resulted in a larger loan balance at the property, partially offset by the loss on early extinguishment of debt of approximately $50,000 due to the write off of unamortized loan costs recognized in 2001 from this same refinancing.

Total revenues increased for the three months ended September 30, 2002 due to an increase in other income. Total revenues decreased for the nine months ended September 30, 2002 primarily due to the recognition of a casualty gain during the nine months ended September 30, 2001 and, to a lesser extent, decreases in both rental income and other income. The casualty gain is the result of an October 2000 fire which occurred at Forest River Apartments. Two apartment units were damaged with a cost of repairs of approximately $51,000. Insurance proceeds of approximately $45,000 were received in 2001 to cover these damages. After writing off the undepreciated cost of the damaged units, the Partnership recognized a casualty gain of approximately $41,000. The increase in other income for the three months ended September 30, 2002 is primarily due to an increase in collection of late charges, utility reimbursements and other administrative fees, partially offset by a decrease in interest income as a result of lower cash balances in interest bearing accounts. The decrease in other income for the nine months ended September 30, 2002 is due to a decrease in interest income as a result of lower cash balances in interest bearing accounts, partially offset by an increase in collection of late charges, utility reimbursements and administrative fees. The decrease in rental income for the nine months ended September 30, 2002 is primarily due to the decrease in occupancy at Forest River Apartments and a decrease in the average rental rate at Village Green Apartments, partially offset by an increase in occupancy at Village Green Apartments, an increase in the average rental rate at Forest River Apartments and reduced concessions at both properties.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $311,000, compared to approximately $1,120,000 at September 30, 2001. The increase in cash and cash equivalents of approximately $40,000 for the nine months ended September 30, 2002, from the Partnership's calendar year end, is due to approximately $751,000 of cash provided by operating activities, partially offset by approximately $165,000 of cash used in financing activities and approximately $546,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Forest River Apartments: For 2002 the Partnership has budgeted approximately $112,000 for capital improvements, consisting primarily of structural improvements, cabinet upgrades, and floor covering, appliance, and air conditioning unit replacements. The Partnership completed approximately $83,000 in capital expenditures at Forest River Apartments as of September 30, 2002, consisting primarily of structural improvements, plumbing improvements and floor covering, appliance and air conditioning unit replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Village Green Apartments: For 2002 the Partnership has budgeted approximately $132,000 for capital improvements, consisting primarily of cabinet upgrades, air conditioning unit upgrades, and floor covering and appliance replacements. The Partnership completed approximately $83,000 in capital expenditures at Village Green Apartments as of September 30, 2002, consisting primarily of office computers and floor covering and appliance replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. Total capitalized loan costs for the new mortgage were approximately $230,000 during the nine months ended September 30, 2001.

The mortgage indebtedness on Forest River Apartments of approximately $3,090,000, net of discount, is being amortized over 29 years with a balloon payment due in October 2003. The General Partner may attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):

                      Nine Months          Per         Nine Months          Per
                         Ended           Limited          Ended           Limited
                     September 30,     Partnership    September 30,     Partnership
                          2002            Unit             2001             Unit

Operations              $  381           $18.77          $  549            $ 26.48
Sale Proceeds (1)           --               --           6,687             331.42
                        $  381           $18.77          $7,236            $357.90

(1) From the refinancing of the mortgage of Village Green Apartments and from the sale of Rosemont Crossing Apartments, Panorama Terrace Apartments and the remaining proceeds from the sale of The Pines of Northwest Crossing Apartments in 2000.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners during the remainder of 2002 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $49,600 to $99,200. As of September 30, 2002, the balance in the reserve account is approximately $99,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,426 limited partnership units in the Partnership representing 67.21% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.21% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended Certificate and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b) Reports on Form 8-K:

                  None were filed during the quarter ended September 30, 2002.

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



                                 ANGELES PARTNERS IX

                                 By:     Angeles Realty Corporation
                                         Its General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Thomas C. Novosel
                                         Thomas C. Novosel
                                         Senior Vice President
                                         and Chief Accounting Officer

                                 Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners IX;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President of Angeles Realty
                                    Corporation, equivalent  of  the  chief
                                    executive   officer  of  the  Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Angeles Partners IX;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ____________________
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                    ____________________
                              Name: Paul J. McAuliffe
                              Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.