Form 10KSB
period 2002-12-31
ANGELES PARTNERS IX
filed 2003-03-28
CIK 313499

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
        1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $3,247,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold real estate properties for investment. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership sold three investment properties prior to 2001. During 2001 the Partnership sold another two of its investment properties, Rosemont Crossing Apartments and Panorama Terrace Apartments, on July 30, 2001 and August 1, 2001, respectively. The Partnership continues to hold two of the original properties. See "Item 2. Description of Properties", below for a description of the Partnership's remaining properties.

The Partnership, through its public offering of limited partnership units, sold 20,000 units aggregating $20,000,000. The General Partner contributed capital in the amount of $1,000 for a 1% interest in the Partnership. In addition, the General Partner purchased 100 limited partnership units. Since its initial offering, the Registrant has not received, nor are the limited partners required to make, additional capital contributions. The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provides such property management services.

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.  Description of Properties

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

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                      Gross
                     Carrying    Accumulated   Depreciable     Method of       Federal
Property              Value     Depreciation       Life       Depreciation    Tax Basis
                         (in thousands)                                     (in thousands)
Forest River
  Apartments       $ 5,928       $ 4,654         5-30 yrs         S/L        $ 1,785

Village Green
  Apartments         8,781         7,305         5-30 yrs         S/L          2,812

  Total            $14,709       $11,959                                     $ 4,597

See "Note A - Organization and Summary of Significant Accounting Policies" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                           Principal                                          Principal
                           Balance At                                          Balance
                          December 31,   Interest    Period     Maturity       Due At
        Property              2002         Rate    Amortized    Date (4)    Maturity (4)
                         (in thousands)                                     (in thousands)
Forest River Apartments
  1st mortgage             $ 2,985        7.83%       (2)       10/15/03       2,935
  2nd mortgage                 106        7.83%       (3)       10/15/03         106

Village Green
  Apartments
  1st mortgage               6,577        7.39%       (1)       07/01/21          --
                             9,668                                           $ 3,041
Less unamortized
   discounts                   (14)
                           $ 9,654

(1)  The principal balance is being amortized over 240 months.

(2) The principal balance is being amortized over 344 months with a balloon payment due October 15, 2003.

(3)   Interest only payments.

(4) See "Note C - Mortgage Notes Payable" to the consolidated financial statements included in "Item 7. Financial Statements" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $50,000, which is included in interest expense, due to the write-off of unamortized loan costs. Total capitalized loan costs for the new mortgage were approximately $230,000 for the year ended December 31, 2001.

Schedule of Rental Rates and Occupancy

Average annual rental rates and occupancy for 2002 and 2001 for each property were:

                                 Average Annual              Average Annual
                                  Rental Rates                 Occupancy
                                   (per unit)
 Property                     2002           2001          2002         2001
 Forest River
   Apartments                 $5,341        $5,357         94%           97%
 Village Green
   Apartments                  5,628         5,694         96%           94%

The General Partner attributes the decrease in occupancy at Forest River Apartments to the slowdown in the economy in the Gadsden area.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that both of the properties are adequately insured. Each property is an apartment complex that leases units for lease terms of one year or less. As of December 31, 2002, no tenant leases 10% or more of the available rental space. Both of the properties are in good condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                       2002             2002
                                     Billings           Rates
                                  (in thousands)

Forest River Apartments               $ 47*             4.90%
Village Green Apartments                62*             3.45%

* Due to this property having a tax year different than its fiscal year, the tax bill does not equal property tax expense.

Capital Improvements

Forest River Apartments

The Partnership completed approximately $179,000 in capital expenditures at Forest River Apartments during the year ended December 31, 2002, consisting primarily of structural improvements, floor covering replacement, and construction related to the repair of the unit damaged in a fire as discussed in "Note G - Casualty Events" to the consolidated financial statements included in "Item 7. Financial Statements". These improvements were funded from operations, replacement reserves, and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $74,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and the availability of replacement reserves.

Village Green Apartments

The Partnership completed approximately $107,000 in capital expenditures at Village Green Apartments during the year ended December 31, 2002, consisting primarily of office computers and floor covering replacement. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $101,000. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units (the "Units") during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 681 Limited Partners of record owning an aggregate of 19,975 units. Affiliates of the General Partner owned 13,501 Units or approximately 67.59% at December 31, 2002. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2002 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                 (in thousands)

       01/01/01 - 12/31/01             $ 8,074 (1)           $399.25
       01/01/02 - 12/31/02                 527 (2)             25.98

   (1) Consists of approximately $7,404,000 of cash from surplus funds (approximately $5,483,000 from the 2001 sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, the 2000 sale of The Pines of Northwest Crossing Apartments, and approximately $1,921,000 from the 2001 refinancing of Village Green Apartments), approximately $652,000 from operations, and approximately $18,000 to the general partner of the majority-owned sub-tier limited partnership.

   (2) Consists of approximately $524,000 from operations and approximately $3,000 to the general partner of the majority-owned sub-tier limited partnership.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership is currently planning on refinancing the debt encumbering Forest River Apartments prior to its October 2003 maturity. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any additional distributions to its partners in 2003 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of $49,600 to $99,200. As of December 31, 2002 the balance in the reserve account is approximately $99,000.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units in the Partnership representing 67.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 was approximately $328,000, compared to net income of approximately $6,578,000 for the year ended December 31, 2001. The decrease in net income is due to a decrease in the gain on sale of discontinued operations, partially offset by the decrease in loss from discontinued operations resulting from the sales during the year ended December 31, 2001 of Rosemont Crossing Apartments and Panorama Terrace Apartments. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that public business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as a discontinued operation on the statement of operations. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the operations and sale of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations and gain on sale of discontinued operations, respectively.

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. The Partnership realized a gain of approximately $2,789,000 for the year ended December 31, 2001, as a result of the sale and this amount is included in gain on sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, a loss of approximately $434,000 for the year ended December 31, 2001, including revenues of approximately $667,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $265,000 for the year ended December 31, 2001 due to the write-off of unamortized loan costs and mortgage discounts and a prepayment penalty, which is also included in loss from discontinued operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,505,000 for the year ended December 31, 2001, as a result of the sale and this amount is included in gain on sale of discontinued operations on the accompanying consolidated statements of operations. The property's operations, a loss of approximately $370,000 for the year ended December 31, 2001, including revenues of approximately $964,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $261,000 for the year ended December 31, 2001 due to the write-off of unamortized loan costs and a prepayment penalty, which is also included in loss from discontinued operations.

The Partnership's income from continuing operations was approximately $328,000 and $88,000, respectively, for the years ended December 31, 2002 and 2001. The increase in income from continuing operations is due to a decrease in total expenses, partially offset by a slight decrease in total revenues. The decrease in total expenses is due to decreases in operating, depreciation, and general and administrative expenses, partially offset by an increase in property tax expense.

Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 145, "Recission of FASB statements No. 4, 44, and 64," which established that gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither criteria applies to the Partnership. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001 to reflect the loss on early extinguishment of debt of approximately $50,000 at Village Green Apartments due to the refinancing in June 2001 as interest expense and the loss on early extinguishment of debt of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations due to their sales in 2001. Interest expense remained relatively constant for the years ended December 31, 2002 and 2001, as the increase in interest expense as a result of the 2001 refinancing of the debt encumbering Village Green Apartments was offset by the loss on early extinguishment of debt due to write-off of unamortized loan costs in 2001 from this same refinancing.

Operating expenses decreased primarily due to a decrease in maintenance expense at both properties due to an increase in the capitalization of certain direct and indirect costs, primarily payroll related costs (see "Item 7. Financial Statements, Note A - Organization and Summary of Significant Accounting Policies") and a decrease in insurance expense as a result of a reduced premium at Village Green Apartments. Depreciation expense decreased primarily as a result of property improvements and replacements placed into service in prior years becoming fully depreciated during 2002. General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement (as discussed in "Note H - Fourth Quarter Adjustment" to the consolidated financial statements included in "Item 7. Financial Statements") and to a decrease in professional fees associated with the management of the Partnership. Also included in general and administrative expenses for the years ended December 31, 2002 and 2001 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. The increase in property tax expense is the result of an increase in the assessed value at Forest River Apartments.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in casualty gain. The decrease in rental income is due primarily to the decrease in occupancy at Forest River Apartments, a decrease in the average rental rate at both properties, and an increase in bad debt expense, partially offset by the increase in occupancy at Village Green Apartments and reduced concessions. Other income remained relatively constant for the comparable periods. The casualty gain recognized during 2002 is a result of a November 2001 fire, which occurred at Forest River Apartments. One apartment unit was damaged with a cost of repairs of approximately $77,000 and lost rents of approximately $6,000. Insurance proceeds of approximately $72,000 were received during the year ended December 31, 2002 to cover the damages, and insurance proceeds of approximately $6,000 were received to cover the lost rents, which are included in rental income. After writing off the undepreciated cost of the damaged unit of approximately $6,000, the Partnership realized a casualty gain of approximately $66,000 from this event during the year ended December 31, 2002. The casualty gain recognized in 2001 is the result of an October 2000 fire which occurred at Forest River Apartments, which resulted in damage to two apartment units. The property incurred damages of approximately $51,000. Insurance proceeds of approximately $45,000 were received during the year ended December 31, 2001. After writing off the undepreciated cost of the damaged units, the Partnership realized a casualty gain of approximately $41,000 from this event during the year ended December 31, 2001.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $264,000, compared to approximately $271,000 at December 31, 2001. The decrease in cash and cash equivalents of approximately $7,000 is due to approximately $750,000 of cash used in financing activities and approximately $213,000 of cash used in investing activities, partially offset by approximately $956,000 of cash provided by operating activities. Cash used in investing activities consisted primarily of property improvements and replacements, partially offset by the receipt of insurance proceeds related to the casualty at Forest River Apartments and net receipts from an escrow account maintained by the mortgage lender. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and currently expects to budget approximately $175,000. Additional improvements may be considered and will depend on the physical condition of the properties as well as availability of replacement reserves and anticipated cash flow generated by the properties.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $50,000 due to the write off of unamortized loan costs, which is included in interest expense.

The mortgage indebtedness on Forest River Apartments of approximately $3,077,000, net of discount, is being amortized over 29 years with a balloon payment of approximately $3,041,000 due in October 2003. The Partnership is currently planning on refinancing the debt encumbering Forest River Apartments prior to its October 2003 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership distributed the following amounts during the years ended December 30, 2002 and 2001 (in thousands, except per unit data):


                                             Per                             Per
                           Year Ended      Limited       Year Ended        Limited
                          December 31,   Partnership    December 31,     Partnership
                              2002           Unit           2001            Unit
Operations                   $  527         $25.98         $  670           $ 32.29
Sale and refinancing
Proceeds (1)                     --             --          7,404            366.96
Total                        $  527         $25.98         $8,074           $399.25

(1) From the 2001 sales of Rosemont Crossing Apartments and Panorama Terrace Apartments, the 2000 sale of The Pines of Northwest Crossing Apartments, and the 2001 refinancing of the mortgage encumbering Village Green Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any additional distributions to its partners in 2003 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of $49,600 to $99,200. As of December 31, 2002, the balance in the reserve account is approximately $99,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units in the Partnership representing 67.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

Item 7.  Financial Statements


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2002 and 2001

      Consolidated Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated balance sheet of Angeles Partners IX as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners IX at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003
                               ANGELES PARTNERS IX

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $ 264
   Receivables and deposits                                                       16
   Restricted escrow                                                              99
   Other assets                                                                  259
   Due from affiliates (Notes E and H)                                           175
   Investment properties (Notes C and F):
      Land                                                       $ 532
      Buildings and related personal property                    14,177
                                                                 14,709
      Less accumulated depreciation                             (11,959)       2,750
                                                                            $ 3,563

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                           $ 40
   Tenant security deposit liabilities                                            65
   Accrued property taxes                                                         75
   Other liabilities                                                             191
   Mortgage notes payable (Note C)                                             9,654

Partners' Deficit
   General partner                                               $ (300)
   Limited partners (19,975 units issued and
      outstanding)                                               (6,162)      (6,462)
                                                                            $ 3,563


                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)




                                                           Years Ended December 31,
                                                              2002         2001
                                                                        (Restated)
Revenues:
  Rental income                                              $ 2,937     $ 2,963
  Other income                                                   244         251
  Casualty gain (Note G)                                          66          41
      Total revenues                                           3,247       3,255

Expenses:
  Operating                                                    1,211       1,258
  General and administrative                                     179         363
  Depreciation                                                   648         675
  Interest                                                       766         768
  Property taxes                                                 115         103

      Total expenses                                           2,919       3,167

Income from continuing operations                                328          88
Gain on sale of discontinued operations (Note B)                  --       7,294
Loss from discontinued operations                                 --        (804)

Net income (Note D)                                          $   328     $ 6,578

Net income allocated to General Partner (1%)                 $     3     $    66

Net income allocated to limited partners (99%)                   325       6,512
                                                             $   328     $ 6,578
Per limited partnership unit:
  Income from continuing operations                          $ 16.27     $  4.36
  Gain on sale of discontinued operations                         --      361.50
  Loss from discontinued operations                               --      (39.85)
  Net income                                                 $ 16.27     $326.01

Distributions per limited partnership unit                   $ 25.98     $399.25


                See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

                  CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                        Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            20,000        $ 1       $20,000    $20,001

Partners' deficit
   at December 31, 2000                   19,975      $ (262)     $(4,505)   $(4,767)

Distributions to partners                                 (99)     (7,975)    (8,074)

Net income for the year ended
   December 31, 2001                          --           66       6,512      6,578

Partners' deficit at
   December 31, 2001                      19,975         (295)     (5,968)    (6,263)

Distributions to partners                                  (8)       (519)      (527)

Net income for the year
   ended December 31, 2002                    --            3         325        328

Partners' deficit
   at December 31, 2002                   19,975      $ (300)    $ (6,162)  $ (6,462)


                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                    Years Ended
                                                                    December 31,
                                                                    2002       2001

Cash flows from operating activities:
  Net income                                                     $   328      $ 6,578
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain on sale of discontinued operations                            --       (7,294)
   Loss on early extinguishment of debt                               --          576
   Casualty gain                                                     (66)         (41)
   Depreciation                                                      648        1,170
   Amortization of loan costs and discounts                           30           62
  Change in accounts:
      Receivables and deposits                                         8          172
      Other assets                                                     2           33
      Due from affiliates                                           (123)         (52)
      Accounts payable                                               (31)        (169)
      Tenant security deposit liabilities                             18          (72)
      Accrued property taxes                                          51          (29)
      Due to General Partner and affiliates                           --         (285)
      Other liabilities                                               91         (126)

       Net cash provided by operating activities                     956          523

Cash flows from investing activities:
  Sales proceeds received, net                                        --       11,724
  Insurance proceeds received                                         72           45
  Property improvements and replacements                            (286)        (558)
  Net withdrawals from restricted escrows                              1          122

       Net cash (used in) provided by investing activities          (213)      11,333

Cash flows from financing activities:
  Repayment of mortgage notes payable                                 --      (11,068)
  Loan costs paid                                                     --         (230)
  Proceeds from mortgage note payable                                 --        6,800
  Payments on mortgage notes payable                                (223)        (213)
  Distributions to partners                                         (527)      (8,074)

       Net cash used in financing activities                        (750)     (12,785)

Net decrease in cash and cash equivalents                             (7)        (929)
Cash and cash equivalents at beginning of year                       271        1,200

Cash and cash equivalents at end of year                         $   264      $   271

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   737      $ 1,039

                See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners IX (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and
Management  Company  ("AIMCO"),  a publicly traded real estate investment trust.
Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. As of December 31, 2002, the Partnership operates two residential properties located in Alabama.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $192,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Loan Costs: Loan costs of approximately $388,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized using a straight-line method over the life of the related loans. At December 31, 2002, accumulated amortization is approximately $163,000. Amortization expense for the year ended December 31, 2002 was approximately $23,000 and is included in interest expense. Amortization expense is expected to be approximately $23,000 in 2003 and approximately $12,000 in each of the years 2004 through 2007.

Restricted Escrow - Reserve Account: A General Reserve account was established with the refinancing proceeds for Forest River Apartments. These funds were established to cover necessary repairs and replacements of existing improvements, debt service, out-of-pocket expenses incurred for ordinary and necessary administrative tasks and payment of real property taxes and insurance premiums. The Partnership is required to deposit net operating income (as defined in the mortgage note) from the refinanced property to the reserve account until the reserve account is equal to a minimum of $200 and a maximum of $400 per apartment unit, or approximately $49,600 to $99,200 in total. At December 31, 2002, the balance in this account was approximately $99,000.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $46,000 in 2002 compared to 2001.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to rental income as incurred.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments, including the mortgages encumbering Forest River Apartments, approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's mortgage note payable encumbering Village Green Apartments, after discounting the scheduled loan payments to maturity at the Partnership's incremental borrowing rate, was approximately $7,237,000 at December 31, 2002.

Advertising Costs: Advertising costs of approximately $38,000 and $73,000 for the years ended December 31, 2002 and 2001, respectively, were charged to expense as incurred and are included in operating expenses and loss from discontinued operations in the accompanying consolidated statements of operations.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Reclassifications: Certain reclassifications have been made to the 2001 balances to conform to the 2002 presentation.

Recent Accounting Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated as of January 1, 2001, to reflect the gain on sale and operations of Rosemont Crossing Apartments and Panorama Terrace Apartments as gain on sale of discontinued operations and loss from discontinued operations, respectively, due to their sales in July 2001 and August 2001, respectively.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS No. 145 effective April 1, 2002. As a result, the accompanying consolidated statement of operations for the year ended December 31, 2001 has been restated to reflect the loss on early extinguishment of debt at Village Green Apartments due to the refinancing in June 2001 as interest expense and the loss on early extinguishment of debt of Rosemont Crossing Apartments and Panorama Terrace Apartments as loss from discontinued operations due to their sales in 2001.

Note B - Disposition of Investment Properties

On July 30, 2001, the Partnership sold Rosemont Crossing Apartments to an unrelated third party for a gross sale price of approximately $5,339,000. The net proceeds realized by the Partnership were approximately $4,809,000 after payment of closing costs of approximately $316,000 and a prepayment penalty of approximately $214,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $2,789,000 as a result of the sale and this amount is included in gain on sale of discontinued operations on the accompanying consolidated statements of operations. The Partnership used approximately $2,764,000 of the net proceeds to repay the mortgages encumbering the property. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $265,000 as a result of the write off of unamortized loan costs and mortgage discounts and a prepayment penalty, which is included in loss from discontinued operations on the accompanying consolidated statements of operations. The property's operations, a loss of approximately $434,000 for the year ended December 31, 2001 including revenues of approximately $667,000, are included in loss from discontinued operations on the accompanying consolidated statements of operations.

On August 1, 2001, the Partnership sold Panorama Terrace Apartments to an unrelated third party for a gross sale price of approximately $7,463,000. The net proceeds realized by the Partnership were approximately $6,915,000 after payment of closing costs of approximately $303,000 and prepayment penalty of approximately $245,000 owed by the Partnership and paid by the buyer. The Partnership realized a gain of approximately $4,505,000 as a result of the sale and this amount is included in gain on sale of discontinued operations on the accompanying consolidated statements of operations. The Partnership used approximately $3,649,000 of the net proceeds to repay the mortgage encumbering the property. In addition, the Partnership recorded a loss on the early extinguishment of debt of approximately $261,000 as a result of the write off of unamortized loan costs and prepayment penalty, which is included in loss from discontinued operations on the accompanying consolidated statements of operations. The property's operating results, a loss of approximately $370,000 for the year ended December 31, 2001 including revenues of approximately $964,000 are included in loss from discontinued operations on the accompanying consolidated statements of operations.


Note C - Mortgage Notes Payable

                           Principal      Monthly                              Principal
                           Balance At     Payment     Stated                    Balance
                          December 31,   Including   Interest     Maturity       Due At
        Property              2002       Interest      Rate         Date        Maturity
                               (in thousands)                                (in thousands)
Forest River
  Apartments
  1st mortgage             $ 2,985         $ 25       7.83%       10/15/03    $ 2,935
  2nd mortgage (1)             106            1       7.83%       10/15/03        106
Village Green
  Apartments
  1st mortgage (3)           6,577           54       7.39%       07/01/21         --
                             9,668         $ 80                               $ 3,041
Less unamortized
   discounts (2)               (14)
                          $  9,654

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

(3) On June 27, 2001, the Partnership refinanced the mortgage encumbering Village Green Apartments. The refinancing replaced indebtedness of approximately $4,655,000 with a new mortgage in the amount of $6,800,000. The new mortgage carries a stated interest rate of 7.39% as compared to 7.33% on the previous loan. Payments of principal and interest on the new mortgage loan are due monthly until the loan matures on July 1, 2021, at which time it will be fully amortized. The Partnership recognized a loss on the early extinguishment of debt of approximately $50,000 due to the write-off of unamortized loan costs which is included in interest expense. Total capitalized loan costs for the new mortgage were approximately $230,000 for the year December 31, 2001.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's investment properties and by pledge of revenues from the respective investment properties. Certain of the notes impose prepayment penalties if repaid prior to maturity and prohibit resale of the investment properties subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2002, are as follows (in thousands):

                                2003          $ 3,262
                                2004              185
                                2005              199
                                2006              214
                                2007              230
                             Thereafter         5,578
                                              $ 9,668

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          2002          2001

Net income as reported                  $   328      $  6,578
Add (deduct):
     Depreciation differences               132           299
     Unearned income                         28           (44)
     Discounts on mortgage notes             --            12
     Gain on sale of investment
       properties                            --        (1,824)
     Other                                 (224)         (414)

Federal taxable income                  $   264       $ 4,607

Federal taxable income per
     limited partnership unit           $ 13.10       $228.31

The  following  is  a   reconciliation   at  December  31,  2002,   between  the
Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

Net liabilities as reported           $(6,462)
Land and buildings                      2,033
Accumulated depreciation                 (186)
Syndication and distribution costs      2,036
Other                                     (52)
Net liabilities - Federal tax basis   $(2,631)

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $168,000 and $275,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $111,000 and $381,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in general and administrative expenses and investment properties. At December 31, 2002, a refund of amounts charged for 2002 of accountable administrative expenses from an affiliate of the General Partner of approximately $175,000 is included in due from affiliates on the accompanying consolidated balance sheet. For the year ended December 31, 2002, the first three quarters were based on estimated amounts and during the fourth quarter of 2002, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note H"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $153,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

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

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the year ended December 31, 2002 approximately $26,000 was owed to the General Partner of which approximately $19,000 was accrued and is included in accounts payable and general and administrative expenses at December 31, 2002. No such fee was owed or earned for the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $63,000 and $95,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units in the Partnership representing 67.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note F - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                      Buildings        Cost
                                                     and Related   Capitalized
                                                      Personal    Subsequent to
       Description         Encumbrances     Land      Property     Acquisition
                          (in thousands)                          (in thousands)

Forest River
 Apartments                  $ 3,091     $   123      $ 4,189        $ 1,616
Village Green
 Apartments                    6,577         409        5,786          2,586
    Totals                   $ 9,668     $   532      $ 9,975        $ 4,202

                      Gross Amount At Which Carried
                           At December 31, 2002
                              (in thousands)


                                Buildings
                               And Related
                                Personal              Accumulated      Date     Depreciable
     Description        Land    Property     Total    Depreciation   Acquired      Life
                                                     (in thousands)

Forest River
 Apartments           $   123  $  5,805    $  5,928     $  4,654     12/29/80   5-30 years
Village Green
 Apartments               409     8,372       8,781        7,305     12/31/80   5-30 years
  Totals              $   532  $ 14,177    $ 14,709     $ 11,959

Reconciliation of "investment properties and accumulated depreciation":

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                   $ 14,461         $ 29,047
    Sale of investment properties                    --          (15,123)
    Disposal of property                            (38)             (21)
    Property improvements                           286              558

Balance at end of year                         $ 14,709         $ 14,461

Accumulated Depreciation
Balance at beginning of year                   $ 11,343         $ 20,452
    Sale of investment properties                    --          (10,262)
    Disposal of property                            (32)             (17)
    Additions charged to expense                    648            1,170
Balance at end of year                         $ 11,959         $ 11,343

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 2002 and 2001, is approximately $16,742,000 and $16,528,000, respectively. The accumulated depreciation, taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $12,145,000 and $11,629,000, respectively.

Note G - Casualty Events

In November 2001, a fire occurred at Forest River Apartments, which resulted in extensive damage to one apartment unit. The property incurred damages of approximately $77,000 and lost rents of approximately $6,000. Insurance proceeds of approximately $72,000 were received during the year ended December 31, 2002 to cover the damages, and insurance proceeds of approximately $6,000 were received to cover the lost rents, which are included in rental income. After writing off the undepreciated cost of the damaged unit of approximately $6,000, the Partnership realized a casualty gain of approximately $66,000 from this event during the year ended December 31, 2002.

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

Note H - Fourth-Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2002, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2002, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $175,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2002 were approximately $107,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2002 of approximately $211,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Paul J. McAuliffe            46    Executive Vice President and Chief
                                Financial Officer
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 1, 2002. Mr. McAuliffe has served as
Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $39,000 and non-audit services (principally tax-related) of approximately $17,000.

Item 10. Executive Compensation

Neither  the  officers  nor  director  of  the  General  Partner   received  any
remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2002 no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                                  Number of Units      Percentage

Insignia Properties L.P.                       981              4.91%
  (an affiliate of AIMCO)
Broad River Properties, L.L.C.               2,529             12.66%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       8,631             43.21%
  (an affiliate of AIMCO)
Cooper River Properties, L.L.C.              1,360              6.81%
  (an affiliate of AIMCO)

Insignia  Properties,   LP,  Broad  River  Properties,   LLC  and  Cooper  River
Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

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

During the years ended December 31, 2002 and 2001, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $168,000 and $275,000 for the years ended December 31, 2002 and 2001, respectively, which are included in operating expenses and loss from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $111,000 and $381,000 for the years ended December 31, 2002 and 2001, respectively. These amounts are included in general and administrative expenses and investment properties. At December 31, 2002, a refund of amounts charged for 2002 of accountable administrative expenses from an affiliate of the General Partner of approximately $175,000 is included in due from affiliates. For the year ended December 31, 2002, the first three quarters were based on estimated amounts and during the fourth quarter of 2002, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Item 7. Financial Statements - Note H"). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $153,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to investment properties.

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

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the year ended December 31, 2002 approximately $26,000 was owed to the General Partner of which approximately $19,000 was accrued and is included in accounts payable and general and administrative expenses at December 31, 2002. No such fee was owed or earned for the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $63,000 and $95,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units in the Partnership representing 67.59% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               See Exhibit Index attached.

         (b) Reports on Form 8-K filed during the fourth quarter of calendar year 2002:

               None.

Item 14.    Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                    Date: March 28, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer



                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners IX;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

                               /s/Patrick J. Foye
                                 Patrick J. Foye
                                 Executive Vice President of Angeles Realty
                                 Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Angeles Partners IX;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

      10.15 Multifamily Note dated June 27, 2001, by and between Angeles Partner IX, a California limited partnership, and GMAC Commercial Mortgage Corporation, relating to Village Green Apartments. Filed in Form 10-QSB dated June 30, 2001 and incorporated herein by reference.

10.16(a) Purchase and Sale Contract  between  Registrant and Gulab  Partnership,
     Ltd. related to sale of Rosemont Crossing.*****

             (b)  First   Amendment  to  Purchase  and  Sale  Contract   between
                  Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing.*****

             (c)  Second   Amendment  to  Purchase  and  Sale  Contract  between
                  Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing. *****

             (d)  Third   Amendment  to  Purchase  and  Sale  Contract   between
                  Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing. *****

             (e)  Fourth   Amendment  to  Purchase  and  Sale  Contract  between
                  Registrant and Gulab Partnership, Ltd. related to sale of Rosemont Crossing. *****

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

99   Certification of Chief Executive Officer and Chief Financial Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners IX (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


  This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
  Section 18 of the Securities Exchange Act of 1934, as amended.