Form 10QSB
period 2003-03-31
ANGELES PARTNERS IX
filed 2003-05-15
CIK 313499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                          Commission file number 0-9704


                               ANGELES PARTNERS IX
             (Exact Name of Registrant as Specified in Its Charter)



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
                        (in thousands, except unit data)

                                 March 31, 2003


Assets
   Cash and cash equivalents                                              $    529
   Receivables and deposits                                                     13
   Restricted escrow                                                            99
   Other assets                                                                252
   Investment properties:
      Land                                                 $     532
      Buildings and related personal property                 14,228
                                                              14,760
      Less accumulated depreciation                          (12,118)        2,642
                                                                          $  3,535

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $     56
   Tenant security deposit liabilities                                          69
   Accrued property taxes                                                       59
   Other liabilities                                                           188
   Mortgage notes payable                                                    9,600

Partners' Deficit
   General partner                                          $   (300)
   Limited partners (19,975 units issued and
      outstanding)                                            (6,137)       (6,437)
                                                                          $  3,535

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                March 31,
                                                              2003         2002

Revenues:
   Rental income                                           $   725      $   734
   Other income                                                 65           53
      Total revenues                                           790          787

Expenses:
   Operating                                                   313          300
   General and administrative                                   63           87
   Depreciation                                                159          171
   Interest                                                    193          196
   Property taxes                                               37           30
      Total expenses                                           765          784

Net income                                                 $    25      $     3

Net income allocated to general partner (1%)               $    --      $    --

Net income allocated to limited partners (99%)                  25            3

                                                           $    25      $     3

Net income per limited partnership unit                    $  1.25      $  0.15

            See Accompanying Notes to Consolidated Financial Statements

                                ANGELES PARTNERS IX
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000       $      1     $ 20,000    $ 20,001

Partners' deficit at
   December 31, 2002                   19,975       $   (300)    $ (6,162)   $ (6,462)

Net income for the three
   months ended March 31, 2003             --             --           25         25

Partners' deficit
   at March 31, 2003                   19,975       $   (300)    $ (6,137)   $ (6,437)

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2003         2002
Cash flows from operating activities:
  Net income                                                      $   25       $    3
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      159          171
   Amortization of loan costs and discounts                           11           10
  Change in accounts:
      Receivables and deposits                                         3            2
      Other assets                                                    --          (65)
      Due from affiliates                                            175           52
      Accounts payable                                                16          (27)
      Tenant security deposit liabilities                              4            3
      Accrued property taxes                                         (16)          28
      Other liabilities                                               (3)          62

       Net cash provided by operating activities                     374          239

Cash flows used in investing activities:
  Property improvements and replacements                             (51)         (52)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (58)         (54)

Net increase in cash and cash equivalents                            265          133

Cash and cash equivalents at beginning of period                     264          271

Cash and cash equivalents at end of period                        $  529       $  404

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  182       $  186

            See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $38,000 and $42,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $27,000 and $70,000 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively, as permitted by the terms of the Partnership Agreement. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. If the limited partners have not received their preferred return when the Partnership terminates, the General Partner will be required to return these amounts to the Partnership.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the three months ended March 31, 2003 approximately $13,000 was owed to the General Partner and is included in accounts payable. Also included in accounts payable at March 31, 2003 was approximately $26,000 owed to the General Partner that was earned during the year ended December 31, 2002. This amount was paid to the General Partner subsequent to March 31, 2003. At March 31, 2002, a fee of approximately $7,000 was owed to the General Partner.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $52,000 and $63,000, respectively.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Forest River Apartments                       94%        96%
        Gadsden, Alabama
      Village Green Apartments                      98%        93%
        Montgomery, Alabama

The General Partner attributes the increase in occupancy at Village Green Apartments to increased marketing and resident retention efforts.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 was approximately $25,000 compared to net income of approximately $3,000 for the three months ended March 31, 2002. The increase in net income is due to a decrease in total expenses. The decrease in total expenses is due to decreases in both general and administrative and depreciation expense, partially offset by increases in both operating and property tax expense. Interest expense remained relatively constant for the comparable periods.

Depreciation expense decreased primarily as a result of property improvements and replacements placed into service in prior years at Village Green Apartments becoming fully depreciated during the past twelve months. General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, partially offset by an increase in the fee owed to the General Partner for executive and administrative management services. Also included in general and administrative expenses for the three months ended March 31, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Operating expenses increased primarily due to an increase in maintenance expense at both properties due to a decrease in the capitalization of certain direct and indirect costs, primarily payroll related costs. The increase in property tax expense is the result of an increase in the assessed value at Forest River Apartments.

Total revenues remained relatively constant for the comparable periods, as an increase in other income was offset by a decrease in rental income. The increase in other income is primarily due to an increase in lease cancellation fees at both properties. The decrease in rental income is primarily due to the decrease in both occupancy and the average rental rate and increased concessions at Forest River Apartments, partially offset by an increase in occupancy at Village Green Apartments.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $529,000, compared to approximately $404,000 at March 31, 2002. The increase in cash and cash equivalents of approximately $265,000 for the three months ended March 31, 2003, from December 31, 2002, is due to approximately $374,000 of cash provided by operating activities, partially offset by approximately $58,000 of cash used in financing activities and approximately $51,000 of cash used in investing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in interest bearing accounts.

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

Forest River Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $25,000 of capital improvements at Forest River Apartments, consisting primarily of plumbing upgrades and floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $86,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of swimming pool upgrades, tennis court resurfacing, major landscaping, HVAC upgrades, and appliance and floor covering replacements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Village Green Apartments: During the three months ended March 31, 2003, the Partnership completed approximately $26,000 of capital improvements at Village Green Apartments, consisting primarily of floor covering replacement. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $141,000 in capital improvements during the remainder of 2003. The additional capital improvements will consist primarily of swimming pool upgrades, tennis court resurfacing, fitness center upgrades, parking area improvements, HVAC upgrades, and floor covering and appliance replacements.
Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations and Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness on Village Green Apartments of approximately $6,536,000 is being amortized over 240 months until the loan matures July 1, 2021, at which time the loan will be fully amortized.

The mortgage indebtedness on Forest River Apartments of approximately $3,064,000, net of discount, is being amortized over 29 years with a balloon payment of approximately $3,041,000 due in October 2003. The Partnership is currently planning on refinancing the debt encumbering Forest River Apartments prior to its October 2003 maturity. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions to the limited partners during the three months ended March 31, 2003 or 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after required capital improvement expenditures, to permit any distributions to its partners during the remainder of 2003 or subsequent periods. In addition, the Partnership may be restricted from making distributions until the amount in the reserve account maintained by the mortgage lender is equal to a minimum of $200 and a maximum of $400 per apartment unit at Forest River Apartments for a total of approximately $49,600 to $99,200. As of March 31, 2003, the balance in the reserve account is approximately $99,000.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended Certificate and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None were filed during the quarter ended March 31, 2003.

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

                               Date: May 15, 2003

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


Date: May 15, 2003

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


Date: May 15, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 15, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.