Form 10QSB
period 2003-09-30
ANGELES PARTNERS IX
filed 2003-11-14
CIK 313499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003



Assets
   Cash and cash equivalents                                              $    183
   Receivables and deposits                                                     68
   Restricted escrow                                                           145
   Other assets                                                                418
   Investment property:
      Land                                                 $     123
      Buildings and related personal property                  5,891
                                                                           6,014
   Less accumulated depreciation                              (4,873)        1,141
   Assets held for sale                                                      1,307
                                                                          $  3,262

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                       $      9
   Tenant security deposit liabilities                                          36
   Accrued property taxes                                                       54
   Other liabilities                                                           123
   Mortgage note payable                                                     4,781
   Liabilities related to assets held for sale                               6,554

Partners' Deficit
   General partner                                          $   (335)
   Limited partners (19,975 units issued and
      outstanding)                                            (7,960)       (8,295)
                                                                          $  3,262


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                      Three Months Ended      Nine Months Ended
                                         September 30,          September 30,
                                       2003       2002        2003      2002
                                                (Restated)            (Restated)
Revenues:
  Rental income                      $   254    $   282     $   788   $   867
  Other income                            57         41         132        90
       Total revenues                    311        323         920       957

Expenses:
  Operating                              143        146         423       430
  General and administrative              39         94         141       270
  Depreciation                            72         70         219       213
  Interest                                37         67         190       200
  Property taxes                          14         11          48        35
       Total expenses                    305        388       1,021     1,148

Income (loss) from
   continuing operations                    6       (65)       (101)      (191)
Income from discontinued
   operations                              65       114         244        212

 Net income                          $    71    $    49     $   143   $    21

Net income allocated to
  general partner (1%)               $     1    $    --     $     1   $    --
Net income allocated to
  limited partners (99%)                  70         49         142        21

                                      $    71   $    49     $   143    $    21
Per limited partnership unit:
Income (loss) from continuing
  operations                         $  0.30    $ (3.20)    $ (5.01)  $ (9.46)
Income from discontinued
  operations                            3.20       5.65       12.12     10.51

Net income                           $  3.50    $  2.45     $  7.11   $  1.05

Distributions per limited
   partnership unit                  $  8.16    $  9.91     $ 97.12   $ 18.77


         See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS IX
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         20,000       $      1     $ 20,000    $ 20,001

Partners' deficit at
   December 31, 2002                   19,975       $   (300)    $ (6,162)   $ (6,462)

Distributions to partners                  --            (36)      (1,940)     (1,976)

Net income for the nine months
   ended September 30, 2003                --              1          142        143

Partners' deficit
   at September 30, 2003               19,975       $   (335)    $ (7,960)   $ (8,295)


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                    2003        2002
Cash flows from operating activities:
  Net income                                                     $   143      $    21
  Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                      474          491
   Amortization of loan costs and discounts                           30           29
   Loss on early extinguishment of debt                               13           --
  Change in accounts:
      Receivables and deposits                                       (52)           3
      Other assets                                                   (58)          (9)
      Due from affiliates                                            175           52
      Accounts payable                                               (31)         (40)
      Tenant security deposit liabilities                              7           19
      Accrued property taxes                                          47           81
      Other liabilities                                              (68)         104

       Net cash provided by operating activities                     680          751

Cash flows from investing activities:
  Property improvements and replacements                            (172)        (166)
  Net (deposits to) withdrawals from restricted escrows              (46)           1

       Net cash used in investing activities                        (218)        (165)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (184)        (165)
  Loan costs paid                                                   (130)          --
  Proceeds from mortgage note payable                              4,810           --
  Repayment of mortgage notes payable                             (3,063)          --
  Distributions to partners                                       (1,976)        (381)

       Net cash used in financing activities                        (543)        (546)

Net (decrease) increase in cash and cash equivalents                 (81)          40
Cash and cash equivalents at beginning of period                     264          271

Cash and cash equivalents at end of period                       $   183      $   311

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   566      $   555


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Angeles Partners IX (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner" or "ARC"), the general partner of the Partnership, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002. The General Partner is a wholly owned subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Village Green Apartments, which was sold to an unrelated third party on November 10, 2003, as income from discontinued operations.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $116,000 and $123,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses and income from discontinued operations.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $75,000 and $214,000 for the nine months ended September 30, 2003 and 2002, respectively, which are included in general and administrative expenses and assets held for sale. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 for the nine months ended September 30, 2002. No such fees were incurred during the nine months ended September 30, 2003. The fees are calculated based on a percentage of current year additions to investment properties.

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

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the nine months ended September 30, 2003 approximately $14,000 was owed to the General Partner and is included in accounts payable and general and administrative expenses. At September 30, 2002, a fee of approximately $21,000 was owed to the General Partner.

For services provided in connection with the refinancing of Forest River Apartments, the General Partner was paid a commission of approximately $48,000 during the nine months ended September 30, 2003. These costs were capitalized and are included in other assets on the accompanying consolidated balance sheet.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $52,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Refinancing of Mortgage Notes Payable

On May 22, 2003, the Partnership refinanced the mortgages encumbering Forest River Apartments. The refinancing replaced the existing mortgages of approximately $3,063,000 with a new mortgage in the amount of $4,810,000. Total capitalized loan costs were approximately $130,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in interest expense.

These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Forest River Apartments was required to make monthly interest-only payments. The first month's interest rate for Forest River Apartments was 2.78%.

As of June 1, 2003 the loan on Forest River Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.91% at September 30, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note E - Subsequent Event

On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party for a gross sale price of approximately $9,750,000. The net proceeds realized by the Partnership were approximately $3,078,000 after payment of closing costs of approximately $251,000 and the assumption of the mortgage encumbering the property of approximately $6,421,000 by the purchaser. The General Partner is evaluating the cash requirements of the Partnership to determine whether any portion of the net proceeds will be distributed to the partners. The Partnership expects to record a gain on the sale of the property during the fourth quarter of 2003.

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Forest River Apartments                       94%        94%
        Gadsden, Alabama
      Village Green Apartments                      97%        96%
        Montgomery, Alabama

Results of Operations

The Partnership's net income for the three and nine months ended September 30, 2003 was approximately $71,000 and $143,000, respectively, compared to net income of approximately $49,000 and $21,000 for the three and nine months ended September 30, 2002. On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party for a gross sale price of approximately $9,750,000. The net proceeds realized by the Partnership were approximately $3,078,000 after payment of closing costs of approximately $251,000 and the assumption of the mortgage encumbering the property of approximately $6,421,000 by the purchaser. Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Village Green Apartments, which was sold to an unrelated third party on November 10, 2003, as income from discontinued operations. The property's operations, income of approximately $65,000 and $244,000 for the three and nine months ended September 30, 2003, respectively, and income of approximately $114,000 and $212,000 for the three and nine months ended September 30, 2002, respectively, are included in income from discontinued operations. Also included in income from discontinued operations are revenues of approximately $486,000 and $1,469,000 for the three and nine months ended September 30, 2003, respectively, and approximately $491,000 and $1,462,000 for the three and nine months ended September 30, 2002, respectively.

The Partnership's income from continuing operations was approximately $6,000 for the three months ended September 30, 2003, compared to loss from continuing operations of approximately $65,000 for the three months ended September 30, 2002. The Partnership's loss from continuing operations was approximately $101,000 for the nine months ended September 30, 2003, compared to approximately $191,000 for the nine months ended September 30, 2002. The decrease in loss from continuing operations for both the three and nine months ended September 30, 2003 is due to a decrease in total expenses, partially offset by a decrease in total revenues.

The decrease in total expenses for both the three and nine months ended September 30, 2003 is due to decreases in both general and administrative and interest expenses, partially offset by an increase in property tax expense. Both operating and depreciation expenses remained relatively constant for the comparable periods. General and administrative expenses decreased primarily due to a decrease in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for the three and nine months ended September 30, 2003 and 2002 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. The decrease in interest expense for both the three and nine months ended September 30, 2003 is a result of the refinancing of the mortgages encumbering Forest River Apartments at a lower interest rate, partially offset by a higher outstanding mortgage balance. For the nine months ended September 30, 2003, the decrease in interest expense was partially offset by the loss on early extinguishment of debt recognized as a result of the refinancing (as discussed in "Liquidity and Capital Resources"). The increase in property tax expense is the result of an increase in the assessed value at Forest River Apartments.

The decrease in total revenues for both the three and nine months ended September 30, 2003 is due to a decrease in rental income, partially offset by an increase in other income. The decrease in rental income is primarily due to increases in concessions and bad debt expense, partially offset by an increase in the average rental rate at Forest River Apartments. The increase in other income is primarily due to an increase in lease cancellation fees at Forest River Apartments.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $183,000, compared to approximately $311,000 at September 30, 2002. The decrease in cash and cash equivalents of approximately $81,000 for the nine months ended September 30, 2003, from December 31, 2002, is due to approximately $543,000 of cash used in financing activities and approximately $218,000 of cash used in investing activities, partially offset by approximately $680,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Partnership's properties, distributions to partners, repayment of the mortgages encumbering Forest River Apartments, and loan costs paid related to the refinancing of the mortgages encumbering Forest River Apartments, partially offset by proceeds from the refinancing of the mortgages encumbering Forest River Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

Forest River Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $86,000 of capital improvements at Forest River Apartments, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operations and replacement reserves. The Partnership evaluates the capital improvement needs of the property during the year and expects that only necessary improvements will be made during the remainder of 2003 in order to maintain occupancy at the property. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and replacement reserves.

Village Green Apartments: During the nine months ended September 30, 2003, the Partnership completed approximately $86,000 of capital improvements at Village Green Apartments, consisting primarily of plumbing upgrades and floor covering replacement. These improvements were funded from operations. On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party.

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

On May 22, 2003, the Partnership refinanced the mortgages encumbering Forest River Apartments. The refinancing replaced the existing mortgages of approximately $3,063,000 with a new mortgage in the amount of $4,810,000. Total capitalized loan costs were approximately $130,000 during the nine months ended September 30, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the nine months ended September 30, 2003, due to the write off of unamortized loan costs and debt discounts, which is included in interest expense.

These loans were initially refinanced under an interim credit facility ("Interim Credit Facility") which also provided for the refinancing of properties in other partnerships that are affiliated with the Partnership. However, the Interim Credit Facility created separate loans for each property refinanced thereunder, which loans were not cross-collateralized or cross-defaulted with each other. During the term of the Interim Credit Facility, Forest River Apartments was required to make monthly interest-only payments. The first month's interest rate for Forest River Apartments was 2.78%.

As of June 1, 2003 the loan on Forest River Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points (1.91% at September 30, 2003), and resets monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property is financed by the Permanent Credit Facility. The loans are prepayable without penalty.

The mortgage indebtedness on Village Green Apartments of approximately $6,450,000, which is included in liabilities related to assets held for sale on the consolidated balance sheet, was assumed by the purchaser as part of the sale of Village Green Apartments to an unrelated third party on November 10, 2003 (see "Item 1. Financial Statements - Note E").

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):


                     Nine Months                       Nine Months
                        Ended         Per Limited         Ended         Per Limited
                    September 30,     Partnership     September 30,     Partnership
                         2003             Unit             2002             Unit
Operations             $  484           $ 23.98          $  381            $18.77
Refinancing
 proceeds (1)           1,476             73.14              --                --
Other (2)                  16                --              --                --
Total                  $1,976           $ 97.12          $  381            $18.77

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1, Amended Certificate and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

                  Exhibit 10.18(a), Purchase and Sale Contract between Angeles Partners IX, as Seller, and Mullins Properties, LLC, as Purchaser, dated May 15, 2003.

                  Exhibit 10.18(b), Assignment of Purchase and Sale Contract between Mullins Properties, LLC, as Assignor and Village Green, LLC as Assignee, dated May 15, 2003.

                  Exhibit 10.18(c), First Amendment to Purchase and Sale Contract between Angeles Partners IX, as Seller, and Village Green, LLC, as Purchaser, dated May 30, 2003.

                  Exhibit 10.18(d), Reinstatement and Second Amendment to Purchase and Sale contract between Angeles Partners IX, as Seller, and Village Green, LLC, as Purchaser, dated August 6, 2003.

                  Exhibit 10.18(e), Third Amendment to Purchase and Sale Contract between Angeles Partners IX, as Seller, and Village Green, LLC, as Purchaser, dated October 30, 2003.

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

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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

                                 Date:   November 13, 2003

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

Date: November 13, 2003

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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 10.18(a)

                           PURCHASE AND SALE CONTRACT

                                     BETWEEN



                              ANGELES PARTNERS IX,

                        a California limited partnership





                                    AS SELLER




                                       AND




                            MULLINS PROPERTIES, LLC,

                      an Alabama limited liability company



                                  AS PURCHASER


                            VILLAGE GREEN APARTMENTS

                           PURCHASE AND SALE CONTRACT

      THIS PURCHASE AND SALE CONTRACT (this "Contract") is entered into as of the 15th day of May, 2003 (the "Effective Date") by and between ANGELES PARTNERS IX, a California limited partnership, having an address at 4582 South Ulster Street Parkway, Suite 1100, Denver, Colorado 80237 ("Seller") and MULLINS
PROPERTIES, LLC, an Alabama limited liability company, having a principal address at 8101 Seaton Place, Suite C, Montgomery, Alabama 36116 ("Purchaser").

      NOW, THEREFORE, in consideration of mutual covenants set forth herein, Seller and Purchaser hereby agree as follows:

                                    RECITALS

      A. Seller owns the real estate located in Montgomery County, Alabama, as more particularly described in Exhibit A attached hereto and made a part hereof, and the improvements thereon, commonly known as Village Green Apartments.

      B. Purchaser desires to purchase, and Seller desires to sell, such land, improvements and certain associated property, on the terms and conditions set forth below.

                                   ARTICLE 1
                                  DEFINED TERMS

1.1  Unless  otherwise  defined  herein,   any  term  with  its  initial  letter
capitalized in this Contract shall have the meaning set forth in this ARTICLE 1.

1.1.1       "ADA" shall have the meaning set forth in Section 13.22.

1.1.2 "Additional Deposit" shall have the meaning set forth in Section 2.2.2.

1.1.3       "AIMCO" shall have the meaning set forth in Section 14.2.

1.1.4 "AIMCO Marks" means all words, phrases, slogans, materials, software, proprietary systems, trade secrets, proprietary information and lists, and other intellectual property owned or used by Seller, the Property Manager, or AIMCO in the marketing, operation or use of the Property (or in the marketing, operation or use of any other properties managed by the Property Manager or owned by AIMCO or an affiliate of either Property Manager or AIMCO).

1.1.5 "Assumed Deed of Trust" shall have the meaning set forth in Section 4.5.1.

1.1.6 "Assumed Encumbrances" shall have the meaning set forth in Section 4.5.1.

1.1.7"Assumed  Loan  Documents"  shall  have the  meaning  set forth in  Section
     4.5.1.

1.1.8 "Broker" shall refer to either Seller's Broker or Outside Broker, as such terms are defined in Section 9.1.

1.1.9 "Business Day" means any day other than a Saturday or Sunday or Federal holiday or legal holiday in the States of Colorado, Texas, or Alabama.

1.1.10 "Closing" means the consummation of the purchase and sale and related transactions contemplated by this Contract in accordance with the terms and conditions of this Contract.

1.1.11 "Closing Date" means the date on which date the Closing of the conveyance of the Property is required to be held pursuant to Section 5.1.

1.1.12      "Code" shall have the meaning set forth in Section 2.3.6.

1.1.13      "Consent Contract" shall have the meaning set forth in Section 14.2.

1.1.14      "Consultants" shall have the meaning set forth in Section 3.1.

1.1.15      "Damage Notice" shall have the meaning set forth in Section 11.1.

1.1.16      "Deed" shall have the meaning set forth in Section 5.2.1.

1.1.17 "Deposit" means, to the extent actually deposited by Purchaser with Escrow Agent, the Initial Deposit and the Additional Deposit.

1.1.18 "Escrow Agent" shall have the meaning set forth in Section 2.2.1.

1.1.19 "Excluded Permits" means those Permits which, under applicable law, are nontransferable and such other Permits, if any, as may be designated as Excluded Permits on Schedule 1.1.19.

1.1.20 "Existing Survey" shall have the meaning set forth in Section 4.2.

1.1.21 "Feasibility Period" shall have the meaning set forth in Section 3.1.

1.1.22  "Final  Response  Deadline"  shall have the meaning set forth in Section
4.3.

1.1.23 "Fixtures and Tangible Personal Property" means all fixtures, furniture, furnishings, fittings, equipment, machinery, apparatus, appliances and other articles of tangible personal property located on the Land or in the Improvements as of the Effective Date and used or usable in connection with the occupation or operation of all or any part of the Property, but only to the extent transferable. The term "Fixtures and Tangible Personal Property" does not include (a) equipment leased by Seller and the interest of Seller in any equipment provided to the Property for use, but not owned or leased by Seller, or (b) property owned or leased by any Tenant or guest, employee or other person furnishing goods or services to the Property, or (c) property and equipment owned by Seller, which in the ordinary course of business of the Property is not used exclusively for the business, operation or management of the Property, or
(d) the property and equipment, if any, expressly identified in Schedule 1.1.23.

1.1.24 "General Assignment" shall have the meaning set forth in Section 5.2.3.

1.1.25 "Good Funds" shall have the meaning set forth in Section 2.2.1.

1.1.26 "Improvements" means all buildings and improvements located on the Land taken "as is."

1.1.27 "Initial Deposit" shall have the meaning set forth in Section 2.2.1.

1.1.28 "Land" means all of those certain tracts of land located in the State of Alabama described on Exhibit A, and all rights, privileges and appurtenances pertaining thereto.

1.1.29 "Lease(s)" means the interest of Seller in and to all leases, subleases and other occupancy contracts, whether or not of record, which provide for the use or occupancy of space or facilities on or relating to the Property and which are in force as of the Closing Date for the applicable Property.

1.1.30 "Leases Assignment" shall have the meaning set forth in Section 5.2.4.

1.1.31      "Lender" shall have the meaning set forth in Section 4.5.1.

1.1.32      "Loan" shall have the meaning set forth in Section 4.5.1.

1.1.33 Loan Assumption and Release" shall have the meaning set forth in Section 4.5.2.

1.1.34      "Loan Balance" shall have the meaning set forth in Section 2.2.3.

1.1.35      "Loan Payoff" shall have the meaning set forth in Section 4.5.2.

1.1.36      "Losses" shall have the meaning set forth in Section 3.4.1.

1.1.37      "Materials" shall have the meaning set forth in Section 3.5.

1.1.38 "Miscellaneous Property Assets" means all contract rights, leases, concessions, warranties, plans, drawings and other items of intangible personal property relating to the ownership or operation of the Property and owned by Seller, excluding, however, (a) receivables, (b) Property Contracts, (c) Leases,
(d) Permits, (e) cash or other funds, whether in petty cash or house "banks," or on deposit in bank accounts or in transit for deposit, (f) refunds, rebates or other claims, or any interest thereon, for periods or events occurring prior to the Closing Date, (g) utility and similar deposits, (h) insurance or other prepaid items, (i) Seller's proprietary books and records, or (j) any right, title or interest in or to the AIMCO Marks. The term "Miscellaneous Property Assets" also shall include all of Seller's rights, if any, in and to the name "VILLAGE GREEN APARTMENTS" as it relates solely to use in connection with the Property (and not with respect to any other property owned or managed by Seller, Property Manager, AIMCO, or their respective affiliates).

1.1.39      "Note" shall have the meaning set forth in Section 4.5.1.

1.1.40     "Objection Deadline" shall have the meaning set forth in Section 4.3.

1.1.41      "Objection Notice" shall have the meaning set forth in Section 4.3.

1.1.42      "Objections" shall have the meaning set forth in Section 4.3.

1.1.42.5 "Outside Broker" shall have the meaning set forth in Section 9.1.

1.1.43 "Permits" means all licenses and permits granted by any governmental authority having jurisdiction over the Property owned by Seller and required in order to own and operate the Property.

1.1.44 "Permitted Exceptions" shall have the meaning set forth in Section 4.4.

1.1.45 "Property" means (a) the Land and Improvements and all rights of Seller, if any, in and to all of the easements, rights, privileges, and appurtenances belonging or in any way appertaining to the Land and Improvements, (b) the right, if any and only to the extent transferable, of Seller in the Property Contracts, Leases, Permits (other than Excluded Permits), and the Fixtures and Tangible Personal Property, and (c) the Miscellaneous Property Assets owned by Seller and used in its operation of the Property.

1.1.46 "Property Contracts" means all contracts, agreements, equipment leases, purchase orders, maintenance, service, or utility contracts and similar contracts, excluding Leases, which relate to the ownership, maintenance, construction or repair and/or operation of the Property, but only to the extent the assignment of such contract to Purchaser is permitted pursuant to the express terms of such contract, and not including (a) any national contracts entered into by Seller, Property Manager, or AIMCO with respect to the Property
(i) which terminate  automatically  upon transfer of the Property by Seller,  or
(ii) which Seller, in Seller's sole discretion, elects to terminate with respect to the Property effective as of the Closing Date, or (b) any property management contract for the Property.

1.1.47 "Property Contracts Notice" shall have the meaning set forth in Section 3.6.

1.1.48 "Property Manager" means the current property manager of the Property.

1.1.49 "Proration Schedule" shall have the meaning set forth in Section 5.4.1.

1.1.50 "Purchase Price" means the consideration to be paid by Purchaser to Seller for the purchase of the Property pursuant to Section 2.2.


1.1.51 "Regional Property Manager" shall have the meaning set forth in Section 6.4.

1.1.52      "Remediation" shall have the meaning set forth in Section  14.2.

1.1.52.5 "Rent Roll" shall have the meaning set forth in Section 3.5.3.

1.1.53 "Required Loan Fund Amounts" shall have the meaning set forth in Section 4.5.3.

1.1.54 "Response Deadline" shall have the meaning set forth in Section 4.3.

1.1.55 "Response Notice" shall have the meaning set forth in Section 4.3.

            1.1.55.5  "Seller's  Broker"  shall  have the  meaning  set forth in
Section 9.1.

1.1.56  "Seller's  Indemnified  Parties"  shall  have the  meaning  set forth in
Section 3.4.1

1.1.57  "Seller's  Representations"  shall have the meaning set forth in Section
6.1.

1.1.58      "Survey" shall have the meaning ascribed thereto in Section 4.2.

1.1.59      "Survival Period" shall have the meaning set forth in Section 6.3.

1.1.60 "Survival Provisions" shall have the meaning set forth in Section 13.28.

1.1.61 "Tenant" means any person or entity entitled to occupy any portion of the Property under a Lease.

1.1.62 "Tenant Deposits" means all security deposits, prepaid rentals, cleaning fees and other refundable deposits and fees collected from Tenants, plus any interest accrued thereon, paid by Tenants to Seller pursuant to the Leases. Tenant Deposits shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

1.1.63  "Tenant  Security  Deposit  Balance" shall have the meaning set forth in
Section 5.4.6.2.

1.1.64 "Terminated Contracts" shall have the meaning set forth in Section 3.6.

1.1.65      "Testing" shall have the meaning set forth in Section 14.2.

1.1.66 "Third-Party Reports" means any reports, studies or other information prepared or complied for Purchaser by any Consultant or other third party in connection with Purchaser's investigation of the Property.

1.1.67 "Title  Commitment"  shall have the meaning  ascribed  thereto in Section
4.1.

1.1.68 "Title Documents" shall have the meaning set forth in Section 4.1.

1.1.69 "Title Insurer" shall have the meaning set forth in Section 2.2.1.

1.1.70 "Title Policy" shall have the meaning set forth in Section 4.1.

1.1.71 "Uncollected Rents" shall have the meaning set forth in Section 5.4.6.1.

1.1.72 "Vendor Terminations" shall have the meaning set forth in Section 5.2.5.

                                   ARTICLE 2
                    PURCHASE AND SALE, PURCHASE PRICE & DEPOSIT

2.1 Purchase and Sale. Seller agrees to sell and convey the Property to Purchaser and Purchaser agrees to purchase the Property from Seller, all in accordance with the terms and conditions set forth in this Contract.

2.2 Purchase Price and Deposit. The total purchase price ("Purchase Price") for the Property shall be $10,000,000.00, which shall be paid by Purchaser, as follows:

2.2.1 On the Effective Date, Purchaser shall deliver to Fidelity National Title Company, c/o Lolly Avant, National Commercial Closing Specialist, 1900 West Loop South, Suite 650, Houston, TX 77027, 800-879-1677 ("Escrow Agent" or "Title Insurer") an initial deposit (the "Initial Deposit") of $100,000.00 by wire transfer of immediately available funds ("Good Funds"). The Initial Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.2 On the day that the Feasibility Period expires, Purchaser shall deliver to Escrow Agent an additional deposit (the "Additional Deposit") of $100,000.00 by wire transfer of Good Funds. The Additional Deposit shall be held and disbursed in accordance with the escrow provisions set forth in Section 2.3.

2.2.3 At the Closing, subject to Purchaser's obligations under Section 4.5, Purchaser shall receive a credit against the Purchase Price in the amount of the outstanding principal balance of the Note, together with all accrued but unpaid interest (if any) thereon, as of the Closing Date (the "Loan Balance") to the extent that the Loan Assumption and Release occurs at the Closing.

2.2.4 The balance of the Purchase Price for the Property shall be paid to and received by Escrow Agent by wire transfer of Good Funds no later than 11:00 a.m. (in the time zone in which Escrow Agent is located) on the Closing Date (or such earlier time as required by Seller's lender).

2.3   Escrow Provisions Regarding Deposit.

2.3.1 Escrow Agent shall hold the Deposit and make delivery of the Deposit to the party entitled thereto under the terms of this Contract. Escrow Agent shall invest the Deposit in such short-term, high-grade securities, interest-bearing bank accounts, money market funds or accounts, bank certificates of deposit or bank repurchase contracts as Escrow Agent, in its discretion, deems suitable, and all interest and income thereon shall become part of the Deposit and shall be remitted to the party entitled to the Deposit pursuant to this Contract.

2.3.2 Escrow Agent shall hold the Deposit until the earlier occurrence of (i) the Closing Date, at which time the Deposit shall be applied against the Purchase Price, or (ii) the date on which Escrow Agent shall be authorized to disburse the Deposit as set forth in Section 2.3.3. The tax identification numbers of the parties shall be furnished to Escrow Agent upon request.

2.3.3 If the Deposit has not been released earlier in accordance with Section 2.3.2, and either party makes a written demand upon Escrow Agent for payment of the Deposit, Escrow Agent shall give written notice to the other party of such demand. If Escrow Agent does not receive a written objection from the other party to the proposed payment within 5 Business Days after the giving of such notice, Escrow Agent is hereby authorized to make such payment (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit to Purchaser). If Escrow Agent does receive such written objection within such 5-Business Day period, Escrow Agent shall continue to hold such amount until otherwise directed by written instructions from the parties to this Contract or a final judgment or arbitrator's decision. However, Escrow Agent shall have the right at any time to deposit the Deposit and interest thereon, if any, with a court of competent jurisdiction in the state in which the Property is located. Escrow Agent shall give written notice of such deposit to Seller and Purchaser. Upon such deposit, Escrow Agent shall be relieved and discharged of all further obligations and responsibilities hereunder.

2.3.4 The parties acknowledge that Escrow Agent is acting solely as a stakeholder at their request and for their convenience, that Escrow Agent shall not be deemed to be the agent of either of the parties for any act or omission on its part unless taken or suffered in bad faith in willful disregard of this Contract or involving gross negligence. Seller and Purchaser jointly and severally shall indemnify and hold Escrow Agent harmless from and against all costs, claims and expenses, including reasonable attorney's fees, incurred in connection with the performance of Escrow Agent's duties hereunder, except with respect to actions or omissions taken or suffered by Escrow Agent in bad faith, in willful disregard of this Contract or involving gross negligence on the part of the Escrow Agent.

2.3.5 The parties shall deliver to Escrow Agent an executed copy of this Contract, which shall constitute the sole instructions to Escrow Agent. Escrow Agent shall execute the signature page for Escrow Agent attached hereto with respect to the provisions of this Section 2.3; provided, however, that (a) Escrow Agent's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Escrow Agent will not be necessary to amend any provision of this Contract other than this Section 2.3.

2.3.6 Escrow Agent, as the person responsible for closing the transaction within the meaning of Section 6045(e)(2)(A) of the Internal Revenue Code of 1986, as amended (the "Code"), shall file all necessary information, reports, returns, and statements regarding the transaction required by the Code including, but not limited to, the tax reports required pursuant to Section 6045 of the Code. Further, Escrow Agent agrees to indemnify and hold Purchaser, Seller, and their respective attorneys and brokers harmless from and against any Losses resulting from Escrow Agent's failure to file the reports Escrow Agent is required to file pursuant to this section.

2.3.7 The provisions of this Section 2.3 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

                                   ARTICLE 3
                               FEASIBILITY PERIOD

3.1 Feasibility Period. Subject to the terms of Section 3.3 and 3.4 and the right of Tenants under the Leases, from the Effective Date to and including the date which is 30 days after the Effective Date (the "Feasibility Period"), Purchaser, and its agents, contractors, engineers, surveyors, attorneys, and employees (collectively, "Consultants") shall have the right from time to time to enter onto the Property:

3.1.1 To conduct and make any and all customary studies, tests, examinations, inquiries, and inspections, or investigations (collectively, the "Inspections") of or concerning the Property (including, without limitation, engineering and feasibility studies, evaluation of drainage and flood plain, soil tests for bearing capacity and percolation and surveys, including topographical surveys);

3.1.2 To confirm any and all matters which Purchaser may reasonably desire to confirm with respect to the Property;

3.1.3 To ascertain and confirm the suitability of the property for Purchaser's intended use of the Property; and

3.1.4       To review the Materials at Purchaser's sole cost and expense.

3.2 Expiration of Feasibility Period. If the results of any of the matters referred to in Section 3.1 appear unsatisfactory to Purchaser for any reason or if Purchaser elects not to proceed with the transaction contemplated by this Contract for any other reason, or for no reason whatsoever, in Purchaser's sole and absolute discretion, then Purchaser shall have the right to terminate this Contract by giving written notice to that effect to Seller and Escrow Agent on or before 5:00 p.m. (in the time zone in which the Escrow Agent is located) on the date of expiration of the Feasibility Period. If Purchaser exercises such right to terminate, this Contract shall terminate and be of no further force and effect subject to and except for Purchaser's liability pursuant to Section 3.3 and any other provision of this Contract which survives such termination, and Escrow Agent shall forthwith return the Initial Deposit to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). If Purchaser fails to provide Seller with written notice of termination prior to the expiration of the Feasibility Period in strict accordance with the notice provisions of this Contract, Purchaser's right to terminate under this Section
3.2 shall be permanently waived and this Contract shall remain in full force and effect, the Deposit (including both the Initial Deposit and, when delivered in accordance with Section 2.2.2, the Additional Deposit) shall be non-refundable, and Purchaser's obligation to purchase the Property shall be non-contingent and unconditional except only for satisfaction of the conditions expressly stated in
Section 8.1.

3.3 Conduct of Investigation. Purchaser shall not permit any mechanic's or materialmen's liens or any other liens to attach to the Property by reason of the performance of any work or the purchase of any materials by Purchaser or any other party in connection with any Inspections conducted by or for Purchaser. Purchaser shall give notice to Seller a reasonable time prior to entry onto the Property and shall permit Seller to have a representative present during all Inspections conducted at the Property. All information made available by Seller to Purchaser in accordance with this Contract or obtained by Purchaser in the course of its Inspections shall be treated as confidential information by Purchaser, and, prior to the purchase of the Property by Purchaser, Purchaser shall use its best efforts to prevent its Consultants from divulging such information to any unrelated third parties except as reasonably necessary to third parties engaged by Purchaser for the limited purpose of analyzing and investigating such information for the purpose of consummating the transaction contemplated by this Contract. The provisions of this Section 3.3 shall survive the termination of this Contract, and if not so terminated shall survive (except for the confidentiality provisions of this Section 3.3) the Closing and delivery of the Deed to Purchaser.

3.4   Purchaser Indemnification.

3.4.1 Purchaser shall indemnify, hold harmless and, if requested by Seller (in Seller's sole discretion), defend (with counsel approved by Seller) Seller, together with Seller's affiliates, parent and subsidiary entities, successors, assigns, partners, managers, members, employees, officers, directors, trustees, shareholders, counsel, representatives, agents, Property Manager, Regional Property Manager, and AIMCO (collectively, including Seller, "Seller's Indemnified Parties"), from and against any and all damages, mechanics' liens, liabilities, losses, demands, actions, causes of action, claims, costs and expenses (including reasonable attorneys' fees, including the cost of in-house counsel and appeals) (collectively, "Losses") arising from or related to Purchaser's or its Consultant's entry onto the Property, and any Inspections or other matters performed by Purchaser with respect to the Property during the Feasibility Period or otherwise. Purchaser shall, however, not be liable for any damages incurred by Seller resulting from the mere discovery by Purchaser of a pre-existing condition at or with regard to the Property; provided, however, that, if Purchaser proceeds with acquisition of the Property after the expiration of the Feasibility Period, Purchaser shall accept the Property with such pre-existing condition and assume any liabilities associated therewith.

3.4.2 Notwithstanding anything in this Contract to the contrary, Seller shall have the right, without limitation, to disapprove any and all entries, surveys, tests (including, without limitation, a Phase II environmental study of the Property), investigations and other matters (other than a Phase I environmental study) that in Seller's reasonable judgment could result in any injury to the Property or breach of any contract, or expose Seller to any Losses or violation of applicable law, or otherwise adversely affect the Property or Seller's interest therein. Purchaser shall use best efforts to minimize disruption to Tenants in connection with Purchaser's or its Consultants' activities pursuant to this Section. No consent by the Seller to any such activity shall be deemed to constitute a waiver by Seller or assumption of liability or risk by Seller. Purchaser hereby agrees to restore, at Purchaser's sole cost and expense, the Property to the same condition existing immediately prior to Purchaser's exercise of its rights pursuant to this Article 3 (to the extent any change in the condition of the Property is attributable to the Purchaser or its Consultants' activities thereon). Purchaser shall maintain or cause its third party consultants to maintain (a) casualty insurance and comprehensive public liability insurance with coverages of not less than $1,000,000.00 for injury or death to any one person and $1,000,000.00 for each occurrence and $500,000.00 with respect to property damage, by water or otherwise, and (b) worker's compensation insurance for all of their respective employees in accordance with the law of the state in which the Property is located. Purchaser shall deliver proof of the insurance coverage required pursuant to this Section 3.4.2 to Seller (in the form of a certificate of insurance) prior to the earlier to occur of (i) Purchaser's or Purchaser's Consultants' entry onto the Property, or (ii) the expiration of 5 days after the Effective Date. The provisions of this
Section 3.4 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

3.5   Property Materials.

3.5.1 Within 5 days after the Effective Date, and to the extent the same exist and are in Seller's possession or reasonable control (subject to Section 3.5.2), Seller agrees to make the documents set forth on Schedule 3.5 (the "Materials") available at the Property for review and copying by Purchaser at Purchaser's sole cost and expense. In the alternative, at Seller's option and within the foregoing 5-day period, Seller may deliver some or all of the Materials to Purchaser, or make the same available to Purchaser on a secure web site
(Purchaser agrees that any item to be delivered by Seller under this Contract shall be deemed delivered to the extent available to Purchaser on such secured web site). To the extent that Purchaser determines that any of the Materials have not been made available or delivered to Purchaser pursuant to this Section 3.5.1, Purchaser shall notify Seller and Seller shall use commercially reasonable efforts to deliver the same to Purchaser within 5 Business Days after such notification is received by Seller; provided, however, that under no circumstances will the Feasibility Period be extended and Buyer's sole remedy will be to terminate this Contract pursuant to Section 3.2.

3.5.2 In providing such information and Materials to Purchaser, other than Seller's Representations, Seller makes no representation or warranty, express, written, oral, statutory, or implied, and all such representations and warranties are hereby expressly excluded and disclaimed. Any information and Materials provided by Seller to Purchaser under the terms of this Contract is for informational purposes only and shall be returned by Purchaser to Seller as a condition to return of the Deposit to Purchaser (if Purchaser is otherwise entitled to such Deposit pursuant to the terms of this Contract) if this Contract is terminated for any reason. Purchaser shall not in any way be entitled to rely upon the accuracy of such information and Materials. Purchaser recognizes and agrees that the Materials and other documents and information delivered or made available by Seller pursuant to this Contract may not be complete or constitute all of such documents which are in Seller's possession or control, but are those that are readily available to Seller after reasonable inquiry to ascertain their availability. Purchaser understands that, although Seller will use commercially reasonable efforts to locate and make available the Materials and other documents required to be delivered or made available by Seller pursuant to this Contract, Purchaser will not rely on such Materials or other documents as being a complete and accurate source of information with respect to the Property, and will instead in all instances rely exclusively on its own Inspections and Consultants with respect to all matters which it deems relevant to its decision to acquire, own and operate the Property.

3.5.3 In addition to the items set forth on Schedule 3.5, no later than 5 Business Days after the Effective Date, Seller shall deliver to Purchaser (or otherwise make available to Purchaser as provided under Section 3.5.1) a rent roll for the Property listing the move-in date, monthly base rent payable, lease expiration date and unapplied security deposit for each Lease (the "Rent Roll"). The Rent Roll shall be part of the Materials for all purposes under this Contract and Seller makes no representations or warranties regarding the Rent Roll other than the express representation set forth in Section 6.1.7. Seller shall update the Rent Roll in accordance with Section 5.2.9.

3.5.4 The provisions of this Section 3.5 shall survive the Closing and delivery of the Deed to Purchaser.

3.6 Property Contracts. On or before the expiration of the Feasibility Period, Purchaser may deliver written notice to Seller (the "Property Contracts Notice") specifying any Property Contracts with respect to which Purchaser desires to have Seller deliver notices of termination at the Closing (the "Terminated Contracts"); provided that (a) the effective date of such termination after Closing shall be subject to the express terms of such Terminated Contracts, (b) if any such Property Contract cannot by its terms be terminated, it shall be assumed by Purchaser and not be a Terminated Contract, and (c) to the extent that any such Terminated Contract requires payment of a penalty or premium for cancellation, Purchaser shall be solely responsible for the payment of any such cancellation fees or penalties. If Purchaser fails to deliver the Property Contracts Notice on or before the expiration of the Feasibility Period, there shall be no Terminated Contracts and Purchaser shall assume all Property Contracts at the Closing.

3.7 Inventory of Fixtures and Tangible Personal Property. During the Feasibility Period, Seller will generate and deliver to Purchaser an inventory of Fixtures and Tangible Personal Property located within the management office (and including a list of maintenance vehicles and equipment) to be conveyed to Purchaser pursuant to this Contract, but such inventory will not include any Fixtures and Tangible Personal Property located within the units which are leased at the Property. On or before the expiration of the Feasibility Period, Purchaser shall be responsible for (a) reviewing the inventory of Fixtures and Tangible Personal Property, (b) inspecting the Property for accuracy of such inventory, and (c) inspecting the units which are leased at the Property to determine the Fixtures and Tangible Personal Property located therein.

                                   ARTICLE 4
                                      TITLE

4.1 Title Documents. Purchaser acknowledges and agrees that Seller has provided to Purchaser a copy of a standard form commitment for title insurance for the Property effective as of March 11, 2003 (and revised as of April 25, 2003) and prepared by Title Insurer as Commitment No. 02-192680 ("Title Commitment") for the Property in an amount equal to the Purchase Price from Title Insurer for an owner's title insurance policy (the "Title Policy"), together with copies of all instruments identified as exceptions therein (together with the Title Commitment, referred to herein as the "Title Documents"). Seller shall be responsible only for payment of the basic premium for the Title Policy. Purchaser shall be solely responsible for payment of all other costs relating to procurement of the Title Commitment, the Title Policy, and any requested endorsements.

4.2 Survey. Purchaser acknowledges and agrees that Seller has provided to Purchaser a copy of that certain survey of the Property dated as of November 8, 2002 and prepared by Jeffcoat Engineers & Surveyors, L.L.C. (the "Existing Survey"). Purchaser acknowledges and agrees that delivery of the Existing Survey is subject to Section 3.5.2. To the extent that Purchaser desires that a new survey of the Property be prepared (or that the Existing Survey be updated), Purchaser shall request the same in writing to Seller no later than 5 Business Days after the Effective Date, in which event Seller shall order such new or updated survey (together with the Existing Survey, referred to herein as the "Survey") from the surveyor who prepared the Existing Survey (or from such other surveyor as Seller determines in its reasonable discretion). Purchaser shall be solely responsible for the cost and expense of the preparation of any new survey requested pursuant to the terms of this Section 4.2. At the Closing, Purchaser shall reimburse Seller for one-half of the cost of the Existing Survey and Purchaser and Seller shall each pay one-half the cost of any update to the Existing Survey.

4.3 Objection and Response Process. On or before the date which is 5 days after the Effective Date (the "Objection Deadline"), Purchaser shall give written notice (the "Objection Notice") to the attorneys for Seller of any matter set forth in the Title Documents or the Survey to which Purchaser objects (the "Objections"). If Purchaser fails to tender an Objection Notice on or before the Objection Deadline, Purchaser shall be deemed to have approved and irrevocably waived any objections to any matters covered by the Title Documents and the Survey. On or before 10 days after the Effective Date (the "Response Deadline"), Seller may, in Seller's sole discretion, give Purchaser notice (the "Response Notice") of those Objections which Seller is willing to cure, if any. Seller shall be entitled to reasonable adjournments of the Closing Date to cure the Objections. If Seller fails to deliver a Response Notice by the Response Deadline, Seller shall be deemed to have elected not to cure or otherwise resolve any matter set forth in the Objection Notice. If Purchaser is dissatisfied with the Response Notice, Purchaser may, as its exclusive remedy, elect by written notice given to Seller on or before 5 days after the Response Deadline (the "Final Response Deadline") either (a) to accept the Title Documents and Survey with resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections) and without any reduction or abatement of the Purchase Price, or (b) to terminate this Contract, in which event the Initial Deposit shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all information and Materials provided to Purchaser as a pre-condition to the return of the Initial Deposit). If Purchaser fails to give notice to terminate this Contract on or before the Final Response Deadline, Purchaser shall be deemed to have elected to approve and irrevocably waived any objections to any matters covered by the Title Documents or the Survey, subject only to resolution, if any, of the Objections as set forth in the Response Notice (or if no Response Notice is tendered, without any resolution of the Objections).

4.4 Permitted Exceptions. The Deed delivered pursuant to this Contract shall be subject to the following, all of which shall be deemed "Permitted Exceptions":

4.4.1 All matters shown in the Title Documents and the Survey, other than (a) those Objections, if any, which Seller has agreed to cure pursuant to the Response Notice under Section 4.3, (b) mechanics' liens and taxes due and payable with respect to the period preceding Closing, (c) the standard exception regarding the rights of parties in possession which shall be limited to those parties in possession pursuant to the Leases, and (d) the standard exception pertaining to taxes which shall be limited to taxes and assessments payable in the year in which the Closing occurs and subsequent taxes and assessments;

4.4.2       All Leases;

4.4.3       The Assumed Encumbrances;

4.4.4       Applicable zoning and governmental regulations and ordinances;

4.4.5 Any defects in or objections to title to the Property, or title exceptions or encumbrances, arising by, through or under Purchaser; and

4.4.6       The terms and conditions of this Contract.

4.5   Assumed Encumbrances.

4.5.1 Purchaser recognizes and agrees that, in connection with a loan (the "Loan") made to Seller by Federal Home Loan Mortgage Corporation (the "Lender"), the Property presently is encumbered by a mortgage dated June 27, 2001 and recorded July 2, 2001 (the "Assumed Deed of Trust") and certain other security and related documents in connection with the Loan (collectively, the "Assumed Encumbrances"). The Loan is evidenced by that certain promissory note dated June 27, 2001 in the stated principal amount of $6,800,000.00 (the "Note," and together with the Assumed Deed of Trust, the Assumed Encumbrances and any other documents executed by Seller in connection with the Loan, the "Assumed Loan Documents"), executed by Seller and payable to the order of the Lender. The outstanding principal balance of the Note as of the Effective Date is $6,550,000.00. Monthly payments of principal and interest under the Note presently are $54,323.87. Within 5 days after the Effective Date, Seller agrees that it will make available to Purchaser (in the same manner in which Seller is permitted to make the Materials available to Purchaser under Section 3.5.1) copies of the Assumed Loan Documents which are in Seller's possession or reasonable control (subject to Section 3.5.2).

4.5.2 Purchaser agrees that, at the Closing, either (a) the Note and all other amounts due and owing to the Lender under the Assumed Loan Documents will be paid in full (the "Loan Payoff"), or (b) both (i) Purchaser shall assume Seller's obligations under the Note and all of the other Assumed Loan Documents and accept title to the Property subject to the Deed of Trust and the Assumed Encumbrances, and (ii) the Lender shall release Seller, as well as any guarantors and other obligated parties under the Assumed Loan Documents, from all obligations under the Assumed Loan Documents (and any related guarantees or letters of credit), including, without limitation, any obligation to make payments of principal and interest under the Note (collectively, the foregoing
(i) and (ii) referred to herein as the "Loan Assumption and Release"). If the Assumed Loan Documents prohibit the Loan Assumption and Release, the Loan Payoff shall occur at the Closing.

4.5.3 Purchaser further acknowledges that the Assumed Loan Documents require the satisfaction by Purchaser of certain requirements as set forth therein to allow for the Loan Assumption and Release. Accordingly, Purchaser, at its sole cost and expense and within 15 days after the Effective Date, shall satisfy the requirements set forth in the Assumed Loan Documents to allow for the Loan Assumption and Release, including, without limitation, submitting a complete application to Lender for assumption of the Loan together with all documents and information required in connection therewith. Purchaser shall comply with of Lender's assumption guidelines in connection with the Loan Assumption and
Release. Purchaser shall pay all fees and expenses (including, without limitation, all servicing fees and charges, transfer fees, assumption fees, title fees, endorsement fees, prepayment penalties, charges, premiums or other fees, pay-off fees, and other fees to release Seller of all liability under the
Loan) imposed or charged by the Lender or its counsel (such fees and expenses collectively being referred to as the "Lender Fees"), in connection with either the Loan Assumption and Release, or, as applicable, the Loan Payoff (which obligation shall survive the termination of this Contract and the Closing). Additionally, Purchaser shall be responsible for (a) replacing (and increasing to the extent required by Lender) all reserves, impounds and other accounts required to be maintained in connection with the Loan, and (b) funding any additional reserves, impounds or accounts required by Lender to be maintained by Purchaser in connection with the Loan after the Loan Assumption and Release (the foregoing amounts in (a) and (b) collectively referred to herein as the "Required Loan Fund Amounts"). Any existing reserves, impounds and other accounts required to be replaced by Purchaser pursuant to the foregoing sentence shall be released in Good Funds to Seller at the Closing. Purchaser agrees promptly to deliver to the Lender all documents and information required by the Assumed Loan Documents, and such other information or documentation as the Lender reasonably may request, including, without limitation, financial statements, income tax returns and other financial information for Purchaser and any required guarantor. Seller agrees that it will cooperate with Purchaser and Lender, at no cost or expense to Seller, in connection with Purchaser's application to Lender for approval of the Loan Assumption and Release. No later than 10 days after the Effective Date, Purchaser shall order a Phase I Environmental study (prepared by an environmental engineer reasonably acceptable to Seller and Lender), and covenants that such Phase I Environmental study shall be delivered to Seller and Lender no later than 10 days prior to the Closing Date in connection with and as a precondition to the Loan Assumption and Release.

4.5.4 If, notwithstanding the timely delivery of such materials by Purchaser and the satisfaction of the requirements of the Lender and the Assumed Loan Documents (or for any other reason), the Lender does not consent to or allow the Loan Assumption and Release on or before the Closing Date (including any extension thereof permitted by this Contract), the Loan Payoff shall occur at the Closing. To the extent that the Loan Payoff is to occur at the Closing, Seller shall have exclusive communication with Lender regarding the Loan Payoff and any associated Lender Fees to be paid by Purchaser.

                                   ARTICLE 5
                                     CLOSING

5.1 Closing Date. The Closing shall occur on the earlier of (a) 30 days following the expiration of the Feasibility Period, or (b) if applicable, 15 days after the Lender's approval of the Loan Assumption and Release (the earlier of the foregoing (a) and (b) referred to herein as the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. Notwithstanding the foregoing to the contrary, Seller shall have the option, by delivering written notice to Purchaser, to extend the Closing Date to the last Business Day of the month in which the Closing Date otherwise would occur pursuant to the preceding sentence, or to such other date (either in the same month or the next) as Seller reasonably determines is desirable in connection with the Loan Assumption and Release or the Loan Payoff, whichever may be applicable. Further, the Closing Date may be extended without penalty at the option of Seller either (i) to a date not later than 30 days following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) to satisfy a condition to be satisfied by Seller, (ii) to a date following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) in order to finalize the drafting with Lender and Lender's counsel of all documents necessary or desirable to accomplish the Loan Assumption and Release, (iii) to a date following the Closing Date specified in the first sentence of this paragraph above (or, if applicable, as extended by Seller pursuant to the second sentence of this paragraph) in order to comply and/or satisfy any applicable governmental or governmental agency rules governing the solicitation of limited partner consent, or (iv) such later date as is mutually acceptable to Seller and Purchaser. Provided that Purchaser is not in default under this Agreement, Purchaser shall be permitted one 30-day extension of the Closing Date as required under the first sentence of this section. In order to exercise such 30-day extension, Purchaser must (A) deliver written notice of such extension no later than 5 days prior to the scheduled Closing Date, and (B) simultaneously with such notice to Seller, deliver to the Escrow Agent the amount of $100,000.00, which amount, when received by Escrow Agent shall be added to the Deposit under the Agreement, shall be non-refundable (except as otherwise expressly provided in the Agreement with respect to the Deposit) and shall be held, credited and disbursed in the same manner as provided in the Agreement with respect to the Deposit. Notwithstanding Purchaser's exercise of the foregoing extension right, if Lender approves the Loan Assumption and Release during Purchaser's 30-day extension period, then the Closing Date shall be the earlier of (x) 15 days after the Lender's approval of the Loan Assumption and Release, or (y) 60 days following the expiration of the Feasibility Period.

5.2 Seller Closing Deliveries. No later than 1 Business Day prior to the Closing Date, Seller shall deliver to Escrow Agent, each of the following items:

5.2.1 Limited Warranty Deed (the "Deed") in the form attached as Exhibit B to Purchaser, subject to the Permitted Exceptions.

5.2.2       A Bill of Sale in the form attached as Exhibit C.

5.2.3 A General Assignment in the form attached as Exhibit D (the "General Assignment").

5.2.4 An Assignment of Leases and Security Deposits in the form attached as Exhibit E (the "Leases Assignment").

5.2.5 A letter prepared by Purchaser and countersigned by Seller to each of the vendors under the Terminated Contracts informing them of the termination of such Terminated Contract as of the Closing Date (subject to any delay in the effectiveness of such termination pursuant to the express terms of each applicable Terminated Contract) (the "Vendor Terminations").

5.2.6       A closing statement executed by Seller.

5.2.7 A title affidavit or at Seller's option an indemnity, as applicable, in the customary form reasonably acceptable to Seller to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Seller to any greater liability, or impose any additional obligations, other than as set forth in this Contract; and

5.2.8 A certification of Seller's non-foreign status pursuant to Section 1445 of the Internal Revenue Code of 1986, as amended.

5.2.9 An updated Rent Roll reflecting the information required in Section 3.5.3; provided, however, that the content of such updated Rent Roll shall in no event expand or modify the conditions of Purchaser's obligation to close as specified in Section 8.1.

5.2.10 Resolutions, certificates of good standing, and such other organizational
documents  as  Title  Insurer  shall  reasonably  require  evidencing   Seller's
authority to consummate this transaction.

5.2.11 Such other instruments, documents or certificates as are required to be delivered or made available by Seller to Purchaser in accordance with any of the other provisions of this Contract which have not already been provided to Purchaser.

5.2.12 Proof that the property management agreement has been terminated and is of no further force and effect.

5.3 Purchaser Closing Deliveries. No later than 1 Business Day prior to the Closing Date (except for the balance of the Purchase Price which is to be delivered at the time specified in Section 2.2.4), Purchaser shall deliver to the Escrow Agent (for disbursement to Seller upon the Closing) the following items with respect to the Property being conveyed at such Closing:

5.3.1 The full Purchase Price (with credit for the Deposit and, if applicable, the Loan Balance), plus or minus the adjustments or prorations required by this Contract.

5.3.2 A title affidavit (or at Purchaser's option an indemnity) pertaining to Purchaser's activity on the Property prior to Closing, in the customary form reasonably acceptable to Purchaser, to enable Title Insurer to delete the standard exceptions to the title insurance policy set forth in this Contract (other than matters constituting any Permitted Exceptions and matters which are to be completed or performed post-Closing) to be issued pursuant to the Title Commitment; provided that such affidavit does not subject Purchaser to any greater liability, or impose any additional obligations, other than as set forth in this Contract.

5.3.3 Any declaration or other statement which may be required to be submitted to the local assessor with respect to the terms of the sale of the Property.

5.3.4       A closing statement executed by Purchaser.

5.3.5       A countersigned counterpart of the General Assignment.

5.3.6       A countersigned counterpart of the Leases Assignment.

5.3.7 Notification letters to all Tenants prepared and executed by Purchaser in the form attached hereto as Exhibit F.

5.3.8       The Vendor Terminations.

5.3.9 Any cancellation fees or penalties due to any vendor under any Terminated Contract as a result of the termination thereof.

5.3.10 Resolutions, certificates of good standing, and such other organizational documents as Title Insurer shall reasonably require evidencing Purchaser's authority to consummate this transaction.

5.3.11 If Purchaser elects to cause and the Lender has agreed to permit the Loan Assumption and Release, all documents, instruments, guaranties, Lender Fees, Required Loan Fund Amounts, and other items or funds required by the Lender to cause the Loan Assumption and Release.

5.3.12 If the Loan Payoff is to occur, all Lender Fees, interest required to be prepaid, and any other amounts, documents or instruments required by the Lender to cause the Loan Payoff.

5.4   Closing Prorations and Adjustments.

5.4.1 General. All normal and customarily proratable items, including, without limitation, collected rents, operating expenses, personal property taxes, other operating expenses and fees, shall be prorated as of the Closing Date, Seller being charged or credited, as appropriate, for all of same attributable to the period up to the Closing Date (and credited for any amounts paid by Seller attributable to the period on or after the Closing Date, if assumed by Purchaser) and Purchaser being responsible for, and credited or charged, as the case may be, for all of same attributable to the period on and after the Closing Date. Seller shall prepare a proration schedule (the "Proration Schedule") of the adjustments described in this Section 5.4 prior to Closing. Such adjustments shall be paid by Purchaser to Seller (if the prorations result in a net credit to Seller) or by Seller to Purchaser (if the prorations result in a net credit to Purchaser), by increasing or reducing the cash to be paid by Purchaser at Closing.

5.4.2 Operating Expenses. All of the operating, maintenance, taxes (other than real estate taxes, such as rental taxes), and other expenses incurred in operating the Property that Seller customarily pays, and any other costs incurred in the ordinary course of business for the management and operation of the Property, shall be prorated on an accrual basis. Seller shall pay all such expenses that accrue prior to Closing and Purchaser shall pay all such expenses that accrue from and after the Closing Date.

5.4.3 Utilities. The final readings and final billings for utilities will be made if possible as of the Closing Date, in which case Seller shall pay all such bills as of the Closing Date and no proration shall be made at the Closing with respect to utility bills. Otherwise, a proration shall be made based upon the parties' reasonable good faith estimate and a readjustment made within 30 days after the Closing, if necessary. Seller shall be entitled to the return of any deposit(s) posted by it with any utility company, and Seller shall notify each utility company serving the Property to terminate Seller's account, effective as of noon on the Closing Date.

5.4.4 Real Estate Taxes. Any real estate ad valorem or similar taxes for the Property, or any installment of assessments payable in installments which installment is payable in the calendar year of Closing, shall be prorated to the date of Closing, based upon actual days involved. The proration of real property taxes or installments of assessments shall be based upon the assessed valuation and tax rate figures for the year in which the Closing occurs to the extent the same are available; provided, that in the event that actual figures (whether for the assessed value of the Property or for the tax rate) for the year of Closing are not available at the Closing Date, the proration shall be made using figures from the preceding year. The proration of real property taxes or installments of assessments shall be final and not subject to re-adjustment after Closing.

5.4.5 Property Contracts. Purchaser shall assume at Closing the obligations under the Property Contracts pursuant to the terms of the General Assignment, subject to proration of operating expenses under Section 5.4.2.

5.4.6       Leases.

5.4.6.1 All collected rent (whether fixed monthly rentals, additional rentals, escalation rentals, retroactive rentals, operating cost pass-throughs or other sums and charges payable by Tenants under the Leases), income and expenses from any portion of the Property shall be prorated as of the Closing Date (prorated for any partial month). Purchaser shall receive all collected rent and income attributable to dates from and after the Closing Date. Seller shall receive all collected rent and income attributable to dates prior to the Closing Date. Notwithstanding the foregoing, no prorations shall be made in relation to either
(a) non-delinquent rents which have not been collected as of the Closing Date, or (b) delinquent rents existing, if any, as of the Closing Date (the foregoing
(a) and (b) referred to herein as the "Uncollected Rents"). In adjusting for Uncollected Rents, no adjustments shall be made in Seller's favor for rents which have accrued and are unpaid as of the Closing, but Purchaser shall pay Seller such accrued Uncollected Rents as and when collected by Purchaser. Purchaser agrees to bill Tenants of the Property for all Uncollected Rents and to take reasonable actions to collect Uncollected Rents. After the Closing, Seller shall continue to have the right, but not the obligation, in its own name, to demand payment of and to collect Uncollected Rents owed to Seller by any Tenant, which right shall include, without limitation, the right to continue or commence legal actions or proceedings against any Tenant and the delivery of the Leases Assignment shall not constitute a waiver by Seller of such right. Purchaser agrees to cooperate with Seller in connection with all efforts by Seller to collect such Uncollected Rents and to take all steps, whether before or after the Closing Date, as may be necessary to carry out the intention of the foregoing, including, without limitation, the delivery to Seller, within 7 days after a written request, of any relevant books and records (including, without limitation, rent statements, receipted bills and copies of tenant checks used in payment of such rent), the execution of any and all consents or other documents, and the undertaking of any act reasonably necessary for the collection of such Uncollected Rents by Seller; provided, however, that Purchaser's obligation to cooperate with Seller pursuant to this sentence shall not obligate Purchaser to terminate any Tenant lease with an existing Tenant or evict any existing Tenant from the Property, or institute any lawsuit or collection proceeding against any Tenant. Seller and Purchaser agree that any sums received by Purchaser from any Tenant owing delinquent rentals will first be applied to current rent, then to Uncollected Rents, and then to future rent.

5.4.6.2 At Closing, Purchaser shall receive a credit against the Purchase Price in an amount equal to the received and unapplied balance of all cash (or cash equivalent) Tenant Deposits, including, but not limited to, security, damage or other refundable deposits or required to be paid by any of the Tenants to secure their respective obligations under the Leases, together, in all cases, with any interest payable to the Tenants thereunder as may be required by their respective Tenant Lease or state law (the "Tenant Security Deposit Balance"). Any cash (or cash equivalents) held by Seller which constitute the Tenant Security Deposit Balance shall be retained by Seller in exchange for the foregoing credit against the Purchase Price and shall not be transferred by Seller pursuant to this Contract (or any of the documents delivered at Closing), but the obligation with respect to the Tenant Security Deposit Balance nonetheless shall be assumed by Purchaser. The Tenant Security Deposit Balance shall not include any non-refundable deposits or fees paid by Tenants to Seller, either pursuant to the Leases or otherwise.

5.4.6.3 With respect to operating expenses, taxes, utility charges, other operating cost pass-throughs, retroactive rental escalations, sums or charges payable by Tenants under the Tenant Leases, to the extent that Seller has received as of the Closing payments allocable to periods subsequent to Closing, the same shall be properly prorated with an adjustment in favor of Purchaser, and Purchaser shall reserve a credit therefor at Closing. With respect to any payments received by Purchaser after the Closing allocable to Seller prior to Closing, Purchaser shall promptly pay the same to Seller.

5.4.7 Existing Loan. Seller shall be responsible for all principal required to be paid under the terms of the Note prior to Closing, together with all interest accrued under the Note prior to Closing, all of which may be a credit against the Purchase Price as provided in Section 2.2.3. Purchaser shall be responsible for the payment of all principal required to be paid from and after Closing, together with all interest accruing under the Note from and after Closing, including, without limitation, any interest required by Lender to be paid in the event the Loan Payoff occurs on a day other than the last Business Day of the month, for the period from the day of Closing through the end of the month of Closing. Purchaser also shall be responsible for all Lender Fees and all other fees, penalties, interest and other amounts due and owing from and after Closing under the Assumed Loan Documents (including, without limitation, as a result of the Loan Payoff, or, as applicable, the Loan Assumption and Release). As set forth in Section 4.5.3, any existing reserves, impounds and other accounts maintained in connection with the Loan and required to be replaced by Purchaser, shall be released in Good Funds to Seller at the Closing.

5.4.8 Insurance. No proration shall be made in relation to insurance premiums and insurance policies will not be assigned to Purchaser.

5.4.9 Employees. All of Seller's and Seller's manager's on-site employees shall have their employment at the Property terminated as of the Closing Date. Purchaser shall not be responsible for the payment of any wages, taxes or other benefits of Seller's employees which may accrue up to the Closing Date.

5.4.10 Closing Costs. Purchaser shall pay any transfer, mortgage assumption, sales, use, gross receipts or similar taxes, the cost of recording the Deed, any premiums or fees required to be paid by Purchaser with respect to the Title Policy pursuant to Section 4.1, and one-half of the customary closing costs of the Escrow Agent. Seller shall pay the base premium for the Title Policy to the extent required by Section 4.1, the cost of recording the release of the mortgage securing repayment of the Note, and one-half of the customary closing costs of the Escrow Agent. The costs of the Survey shall be paid by Purchaser and Seller as set forth in Section 4.2.

5.4.11 Survival. The provisions of this Section 5.4 shall survive the Closing and delivery of the Deed to Purchaser.

5.4.12 Possession. Possession of the Property, subject to the Leases, Property Contracts which are not identified as Terminated Contracts during the Feasibility Period (subject to the limitations of Section 3.6), and Permitted
Exceptions, shall be delivered to Purchaser at the Closing upon release from escrow of all items to be delivered by Purchaser pursuant to Section 5.3, including, without limitation, the Purchase Price. To the extent reasonably available to Seller, originals or copies of the Leases and Property Contracts, lease files, warranties, guaranties, operating manuals, keys to the property, and Seller's books and records (other than proprietary information) regarding the Property shall be made available to Purchaser at the Property after the Closing.

5.5 Post Closing Adjustments. In general, and except as provided in this Contract or the Closing Documents, Seller shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period prior to the Closing Date and Purchaser shall be entitled to all income, and shall pay all expenses, relating to the operation of the Property for the period commencing on and after the Closing Date. Purchaser or Seller may request that Purchaser and Seller undertake to re-adjust any item on the Proration Schedule (or any item omitted therefrom) in accordance with the provisions of Section 5.4 of this Contract; provided, however, that neither party shall have any obligation to re-adjust any items (a) after the expiration of 120 days after Closing, or (b) subject to such 120-day period, unless such items exceed $5,000.00 in magnitude (either individually or in the aggregate). The provisions of this Section 5.6 shall survive the Closing and delivery of the Deed to Purchaser.

                                   ARTICLE 6
               REPRESENTATIONS AND WARRANTIES OF SELLER AND PURCHASER

6.1 Seller's Representations. Except, in all cases, for any fact, information or condition disclosed in the Title Documents, the Permitted Exceptions, the Property Contracts, or the Materials, or which is otherwise known by Purchaser prior to the Closing, Seller represents and warrants to Purchaser the following (collectively, the "Seller's Representations") as of the Effective Date and as of the Closing Date (provided that Purchaser's remedies if any such Seller's Representations are untrue as of the Closing Date are limited to those set forth in Section 8.1):

6.1.1 Seller is duly organized, validly existing and in good standing under the laws of the state of its formation set forth in the initial paragraph of this Contract; has or at the Closing shall have the entity power and authority to sell and convey the Property and to execute the documents to be executed by Seller and prior to the Closing will have taken as applicable, all corporate, partnership, limited liability company or equivalent entity actions required for the execution and delivery of this Contract, and the consummation of the transactions contemplated by this Contract. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Seller is a party or by which Seller is otherwise bound, which conflict, breach or default would have a material adverse affect on Seller's ability to consummate the transaction contemplated by this Contract or on the Property. This Contract is a valid, binding and enforceable agreement against Seller in accordance with its terms;

6.1.2 Other than the Leases, the Property is not subject to any written lease executed by Seller or, to Seller's knowledge, any other possessory interests of any person;

6.1.3 Seller is not a "foreign person," as that term is used and defined in the Internal Revenue Code, Section 1445, as amended;

6.1.4 Except for any actions by Seller to evict Tenants under the Leases, to Seller's knowledge, there are no actions, proceedings, arbitration, litigation or governmental investigations or condemnation actions either pending or threatened against the Property or in which Seller is a plaintiff or defendant;

6.1.5 To Seller's knowledge, Seller has not received any written notice from a governmental agency of any uncured material violations of any federal, state, county or municipal law, ordinance, order, regulation or requirement affecting the Property; and

6.1.6 To Seller's knowledge, Seller has not received any written notice of any material default by Seller under any of the Property Contracts that will not be terminated on the Closing Date.

6.1.7 To the knowledge of Seller, the Rent Roll is updated pursuant to Section 5.2.9) is accurate in all material respects.

6.1.8 To Seller's knowledge: (A) no hazardous or toxic materials or other substances regulated by applicable federal or state environmental laws are stored by Seller on, in or under the Property in quantities which violate applicable laws governing such materials or substances, and (B) the Property is not used by Seller for the storage, treatment, generation or manufacture of any hazardous or toxic materials or other substances in a manner which would constitute a violation of applicable federal or state environmental laws.

6.1.9 Seller agrees to maintain its existing insurance policies (or replacement policies on comparable terms) covering the Property in full force and effect through the Closing Date.

6.2 AS-IS.  Except for  Seller's  Representations,  the  Property  is  expressly purchased and sold "AS IS," "WHERE IS," and "WITH ALL FAULTS." The Purchase Price and the terms and conditions set forth herein are the result of arm's-length bargaining between entities familiar with transactions of this kind, and said price, terms and conditions reflect the fact that Purchaser shall have the benefit of, and is not relying upon, any information provided by Seller or Broker or statements, representations or warranties, express or implied, made by or enforceable directly against Seller or Broker, including, without limitation, any relating to the value of the Property, the physical or environmental condition of the Property, any state, federal, county or local law, ordinance, order or permit; or the suitability, compliance or lack of compliance of the Property with any regulation, or any other attribute or matter of or relating to the Property (other than any covenants of title contained in the Deed conveying the Property and Seller's Representations). Purchaser agrees that Seller shall not be responsible or liable to Purchaser for any defects, errors or omissions, or on account of any conditions affecting the Property. Purchaser, its successors and assigns, and anyone claiming by, through or under Purchaser, hereby fully releases Seller's Indemnified Parties from, and irrevocably waives its right to maintain, any and all claims and causes of action that it or they may now have or hereafter acquire against Seller's Indemnified Parties with respect to any and all Losses arising from or related to any defects, errors, omissions or other conditions affecting the Property. Purchaser represents and warrants that, as of the date hereof and as of the Closing Date, it has and shall have reviewed and conducted such independent analyses, studies (including, without limitation, environmental studies and analyses concerning the presence of lead, asbestos, PCBs and radon in and about the Property), reports, investigations and inspections as it deems appropriate in connection with the Property. If Seller provides or has provided any documents, summaries, opinions or work product of consultants, surveyors, architects, engineers, title companies, governmental authorities or any other person or entity with respect to the Property, including, without limitation, the offering prepared by Seller's Broker, Purchaser and Seller agree that Seller has done so or shall do so only for the convenience of both parties, Purchaser shall not rely thereon and the reliance by Purchaser upon any such documents, summaries, opinions or work product shall not create or give rise to any liability of or against Seller's Indemnified Parties. Purchaser shall rely only upon any title insurance obtained by Purchaser with respect to title to the Property. Purchaser acknowledges and agrees that no representation has been made and no responsibility is assumed by Seller with respect to current and future applicable zoning or building code requirements or the compliance of the Property with any other laws, rules, ordinances or regulations, the financial earning capacity or expense history of the Property, the continuation of contracts, continued occupancy levels of the Property, or any part thereof, or the continued occupancy by tenants of any Leases or, without limiting any of the foregoing, occupancy at Closing. Prior to Closing, Seller shall have the right, but not the obligation, to enforce its rights against any and all Property occupants, guests or tenants. Purchaser agrees that the departure or removal, prior to Closing, of any of such guests, occupants or tenants shall not be the basis for, nor shall it give rise to, any claim on the part of Purchaser, nor shall it affect the obligations of Purchaser under this Contract in any manner whatsoever; and Purchaser shall close title and accept delivery of the Deed with or without such tenants in possession and without any allowance or reduction in the Purchase Price under this Contract. Purchaser hereby releases Seller from any and all claims and liabilities relating to the foregoing matters. The provisions of this Section 6.2 shall survive the Closing and delivery of the Deed to Purchaser. Seller and Purchaser agree that the provisions of this
Section 6.2 are not intended to supercede Seller's Representations, and are subject to Seller's Representations, but only to the extent specifically set forth in Section 6.1.

6.3 Survival of Seller's Representations. Seller and Purchaser agree that Seller's Representations shall survive Closing for a period of 12 months (the "Survival Period"). Seller shall have no liability after the Survival Period with respect to Seller's Representations contained herein except to the extent that Purchaser has requested arbitration against Seller during the Survival Period for breach of any of Seller's Representations. Under no circumstances shall Seller be liable to Purchaser for more than $100,000 in any individual instance or in the aggregate for all breaches of Seller's Representations, nor shall Purchaser be entitled to bring any claim for a breach of Seller's Representations unless the claim for damage (either in the aggregate or as to any individual claim) by Purchaser exceeds $5,000. In the event that Seller breaches any representation contained in Section 6.1 and Purchaser had knowledge of such breach prior to the Closing Date, Purchaser shall be deemed to have waived any right of recovery, and Seller shall not have any liability in connection therewith.

6.4 Definition of Seller's Knowledge. Any representations and warranties made "to the knowledge of Seller" shall not be deemed to imply any duty of inquiry. For purposes of this Contract, the term Seller's "knowledge" shall mean and refer only to actual knowledge of the Designated Representative of the Seller and shall not be construed to refer to the knowledge of any other partner, officer, director, agent, employee or representative of the Seller, or any affiliate of the Seller, or to impose upon such Designated Representative any duty to investigate the matter to which such actual knowledge or the absence thereof pertains, or to impose upon such Designated Representative any individual personal liability. As used herein, the term Designated Representative shall refer to Ann Porter who is the Regional Property Manager handling this Property (the "Regional Property Manager").

6.5 Representations And Warranties Of Purchaser. For the purpose of inducing Seller to enter into this Contract and to consummate the sale and purchase of the Property in accordance herewith, Purchaser represents and warrants to Seller the following as of the Effective Date and as of the Closing Date:

6.5.1 Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of Alabama.

6.5.2 Purchaser, acting through any of its or their duly empowered and authorized officers or members, has all necessary entity power and authority to own and use its properties and to transact the business in which it is engaged, and has full power and authority to enter into this Contract, to execute and deliver the documents and instruments required of Purchaser herein, and to perform its obligations hereunder; and no consent of any of Purchaser's partners, directors, officers or members are required to so empower or authorize Purchaser. The compliance with or fulfillment of the terms and conditions hereof will not conflict with, or result in a breach of, the terms, conditions or provisions of, or constitute a default under, any contract to which Purchaser is a party or by which Purchaser is otherwise bound, which conflict, breach or default would have a material adverse affect on Purchaser's ability to consummate the transaction contemplated by this Contract. This Contract is a valid, binding and enforceable agreement against Purchaser in accordance with its terms.

6.5.3 No pending or, to the knowledge of Purchaser, threatened litigation exists which if determined adversely would restrain the consummation of the transactions contemplated by this Contract or would declare illegal, invalid or non-binding any of Purchaser's obligations or covenants to Seller.

6.5.4 Other than Seller's Representations, Purchaser has not relied on any representation or warranty made by Seller or any representative of Seller (including, without limitation, Broker) in connection with this Contract and the acquisition of the Property.

6.5.5 The Broker and its affiliates do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section 13.3, acquires the Property at the Closing), nor has Purchaser or any affiliate of Purchaser granted (as of the Effective Date or the Closing Date) the Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser.

      The provisions of this Section 6.6 shall survive the Closing and delivery of the Deed to Purchaser.

                                   ARTICLE 7
                            OPERATION OF THE PROPERTY

7.1 Leases and Property Contracts. During the period of time from the Effective Date to the Closing Date, in the ordinary course of business Seller may enter into new Property Contracts, new Leases, renew existing Leases or modify, terminate or accept the surrender or forfeiture of any of the Leases, modify any Property Contracts, or institute and prosecute any available remedies for default under any Lease or Property Contract without first obtaining the written consent of Purchaser; provided, however, Seller agrees that (i) any such new Property Contracts or any new or renewed Leases shall not have a term in excess of 1 year (or such longer period of time for which such Property Contracts or Leases are entered into by Seller in the ordinary course of its operation of the Property), and (ii) any such new Property Contracts shall be terminable on 30 or less days notice, unless, with respect to either (i) or (ii), Purchaser consents in writing, which consent shall not be unreasonably withheld, conditioned or delayed. After the expiration of the Feasibility Period, if Seller shall enter into a new permitted Property Contract or a new Lease, or shall renew, modify, terminate or accept the surrender of any Lease, or modify any Property Contract during such time period, Seller shall provide Purchaser with written notice of such event and a copy of any new Lease or new Property Contract, or any modification of any Lease or Property Contract within 5 Business Days after executing same.

7.2 General  Operation of  Property.  Except as  specifically  set forth in this
Article 7, Seller shall operate the Property after the Effective Date in the ordinary course of business, and except as necessary in the Seller's sole discretion to address (a) any life or safety issue at the Property or (b) any other matter which in Seller's reasonable discretion materially adversely affecting the use, operation or value of the Property, Seller will not make any material alterations to the Property or remove any material Fixtures and Tangible Personal Property without the prior written consent of Purchaser which consent shall not be unreasonably withheld, denied or delayed.

7.3 Liens. Other than utility easements and temporary construction easements granted by Seller in the ordinary course of business, Seller covenants that it will not voluntarily create or cause any lien or encumbrance to attach to the Property between the Effective Date and the Closing Date (other than Leases and Property Contracts as provided in Section 7.1) unless Purchaser approves such lien or encumbrance, which approval shall not be unreasonably withheld or delayed. If Purchaser approves any such subsequent lien or encumbrance, the same shall be deemed a Permitted Encumbrance for all purposes hereunder.

                                   ARTICLE 8
                         CONDITIONS PRECEDENT TO CLOSING

8.1 Purchaser's Conditions to Closing. Purchaser's obligation to close under this Contract, shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.1.1 All of the documents required to be delivered by Seller to Purchaser at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.1.2 Each of the representations, warranties and covenants of Seller contained herein shall be true in all material respects as of the Closing Date;

8.1.3 Seller shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Seller hereunder; and

8.1.4 Neither Seller nor Seller's general partner shall be a debtor in any bankruptcy proceeding nor shall have been in the last 6 months a debtor in any bankruptcy proceeding.

      Notwithstanding anything to the contrary, there are no other conditions on Purchaser's obligation to Close except as expressly set forth in this Section
8.1. If any condition set forth in Sections 8.1.1, 8.1.3 or 8.1.4 is not met, Purchaser may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price, or (b) if such failure constitutes a default by Seller, exercise any of its remedies pursuant to Section 10.2. If the condition set forth in Section 8.1.2 is not met, Purchaser may, as its sole and exclusive remedy, (i) notify Seller of Purchaser's election to terminate this Contract and receive a return of the Deposit from the Escrow Agent, or (ii) waive such condition and proceed to Closing on the Closing Date with no offset or deduction from the Purchase Price.

8.2 Seller's Conditions to Closing. Without limiting any of the rights of Seller elsewhere provided for in this Contract, Seller's obligation to close with respect to conveyance of the Property under this Contract shall be subject to and conditioned upon the fulfillment of each and all of the following conditions precedent:

8.2.1 All of the documents and funds required to be delivered by Purchaser to Seller at the Closing pursuant to the terms and conditions hereof shall have been delivered;

8.2.2 Each of the representations, warranties and covenants of Purchaser contained herein shall be true in all material respects as of the Closing Date;

8.2.3 Purchaser shall have complied with, fulfilled and performed in all material respects each of the covenants, terms and conditions to be complied with, fulfilled or performed by Purchaser hereunder; and

8.2.4 The Loan Assumption and Release shall have occurred, or, if permitted or required hereunder, the Loan Payoff shall have occurred.

      If any of the foregoing conditions to Seller's obligation to close with respect to conveyance of the Property under this Contract are not met, Seller may (a) waive any of the foregoing conditions and proceed to Closing on the Closing Date, or (b) terminate this Contract, and, if such failure constitutes a default by Purchaser, exercise any of its remedies under Section 10.1.

                                   ARTICLE 9
                                    BROKERAGE

9.1 Indemnity Regarding Seller's Broker. Seller represents and warrants to Purchaser that it has dealt only with The Apartment Group, 3300 One Atlantic Center, 1201 W. Peachtree Street, Atlanta, Georgia 30309 ("Seller's Broker") in connection with this Contract. Seller and Purchaser each represents and warrants to the other that, other than Seller's Broker and Colonial Commercial Realty, Inc. ("Outside Broker"), it has not dealt with or utilized the services of any other real estate broker, sales person or finder in connection with this Contract, and each party agrees to indemnify, hold harmless, and, if requested in the sole and absolute discretion of the indemnitee, defend (with counsel approved by the indemnitee) the other party from and against all Losses relating to brokerage commissions and finder's fees arising from or attributable to the acts or omissions of the indemnifying party. The provisions of this Section 9.1 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.

9.2 Payment of Seller's Broker. Seller agrees to pay Seller's Broker a commission according to the terms of a separate Contract. Seller's Broker shall not be deemed a party or third party beneficiary of this Contract.

9.3 Seller's Broker Signature Page. Seller's Broker shall execute the signature page for Seller's Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Seller's Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Seller's Broker will not be necessary to amend any provision of this Contract.

9.4 Payment of Outside Broker. Seller agrees to pay Outside Broker a commission in the amount set forth in Section 9.6 below, but only if the Closing occurs in accordance with this Contract. Outside Broker shall not be deemed a party or third party beneficiary of this Contract.

9.5 Outside Broker Signature Page. Outside Broker shall execute the signature page for Outside Broker attached hereto solely for purposes of confirming the matters set forth therein; provided, however, that (a) Outside Broker's signature hereon shall not be a prerequisite to the binding nature of this Contract on Purchaser and Seller, and the same shall become fully effective upon execution by Purchaser and Seller, and (b) the signature of Outside Broker will not be necessary to amend any provision of this Contract.

9.6 Payment of Outside Broker. Seller and Purchaser agree that a commission shall be paid to Outside Broker at Closing equal to one-third of the commission which Seller is obligated to pay Seller's Broker pursuant to Seller's separate arrangement with Seller's Broker. The commission to Outside Broker shall be paid out of the Purchase Price at Closing. Seller acknowledges that Outside Broker may also receive a separate commission at Closing from the Frazer Memorial United Methodist Church in accordance with and pursuant to a separate agreement between Outside Broker and the Frazer Memorial United Methodist Church; provided, however, that Seller shall have no obligation or liability for such separate commission.

                                   ARTICLE 10
                              DEFAULTS AND REMEDIES

10.1 Purchaser Default.  If Purchaser  defaults in its obligations  hereunder to
(a) deliver the Initial Deposit or Additional Deposit, (b) deliver to the Seller the deliveries specified under Section 5.3 on the date required thereunder, or
(c) deliver the Purchase Price at the time required by Section 2.2.4 and close on the purchase of the Property on the Closing Date, then, immediately and without notice or cure, Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. If, Purchaser defaults in any of its other representations, warranties or obligations under this Contract, and such default continues for more than 10 days after written notice from Seller, then Purchaser shall forfeit the Deposit, and the Escrow Agent shall deliver the Deposit to Seller, and neither party shall be obligated to proceed with the purchase and sale of the Property. The Deposit is liquidated damages and recourse to the Deposit is, except for Purchaser's indemnity obligations hereunder, Seller's sole and exclusive remedy for Purchaser's failure to perform its obligation to purchase the Property or breach of a representation or warranty. Seller expressly waives the remedies of specific performance and additional damages for such default by Purchaser. SELLER AND PURCHASER ACKNOWLEDGE THAT SELLER'S DAMAGES WOULD BE DIFFICULT TO DETERMINE, AND THAT THE DEPOSIT IS A REASONABLE ESTIMATE OF SELLER'S DAMAGES RESULTING FROM A DEFAULT BY PURCHASER IN ITS OBLIGATION TO PURCHASE THE PROPERTY. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.1.1 IS INTENDED TO AND DOES LIQUIDATE THE AMOUNT OF DAMAGES DUE SELLER, AND SHALL BE SELLER'S EXCLUSIVE REMEDY AGAINST PURCHASER, BOTH AT LAW AND IN EQUITY, ARISING FROM OR RELATED TO A BREACH BY PURCHASER OF ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT, OTHER THAN WITH RESPECT TO PURCHASER'S INDEMNITY OBLIGATIONS HEREUNDER.

10.2 Seller Default. If Seller, prior to the Closing, defaults in its representations, warranties, covenants, or obligations under this Contract, including to sell the Property as required by this Contract and such default continues for more than 10 days after written notice from Purchaser, then, at Purchaser's election and as Purchaser's sole and exclusive remedy, either (A) this Contract shall terminate, and all payments and things of value, including the Deposit, provided by Purchaser hereunder shall be returned to Purchaser (subject to Purchaser's obligation under Section 3.5.2 to return all information and Materials provided to Purchaser as a pre-condition to the return of the Deposit) and Purchaser may recover, as its sole recoverable damages (but without limiting its right to receive a refund of the Deposit), its direct and actual out-of-pocket expenses and costs (documented by paid invoices to third parties) in connection with this transaction, which damages shall not exceed $20,000 in aggregate, or (B) Purchaser may seek specific performance of Seller's obligation to deliver the Deed pursuant to this Contract (but not damages). Purchaser agrees that it shall promptly deliver to Seller an assignment of all of Purchaser's right, title and interest in and to (together with possession of) all plans, studies, surveys, reports, and other materials paid for with the out-of-pocket expenses reimbursed by Seller pursuant to the foregoing sentence. SELLER AND PURCHASER FURTHER AGREE THAT THIS SECTION 10.2 IS INTENDED TO AND DOES LIMIT THE AMOUNT OF DAMAGES DUE PURCHASER AND THE REMEDIES AVAILABLE TO PURCHASER, AND SHALL BE PURCHASER'S EXCLUSIVE REMEDY AGAINST SELLER, BOTH AT LAW AND IN EQUITY ARISING FROM OR RELATED TO A BREACH BY SELLER OF ITS REPRESENTATIONS, WARRANTIES, OR COVENANTS OR ITS OBLIGATION TO CONSUMMATE THE TRANSACTIONS CONTEMPLATED BY THIS CONTRACT. UNDER NO CIRCUMSTANCES MAY PURCHASER SEEK OR BE ENTITLED TO RECOVER ANY SPECIAL, CONSEQUENTIAL, PUNITIVE, SPECULATIVE OR INDIRECT DAMAGES, ALL OF WHICH PURCHASER SPECIFICALLY WAIVES, FROM SELLER FOR ANY BREACH BY SELLER, OF ITS REPRESENTATIONS, WARRANTIES OR COVENANTS OR ITS OBLIGATIONS UNDER THIS CONTRACT. PURCHASER SPECIFICALLY WAIVES THE RIGHT TO FILE ANY LIS PENDENS OR ANY LIEN AGAINST THE PROPERTY UNLESS AND UNTIL IT HAS IRREVOCABLY ELECTED TO SEEK SPECIFIC PERFORMANCE OF THIS CONTRACT AND HAS FILED AN ACTION SEEKING SUCH REMEDY.

10.3 Nothing contained in Section 10.1 and 10.2 shall affect the survival of Seller's Representations, or the right of Purchaser to bring an action for a breach thereof during the Survival Period subject to the limitations of Section 6.3.

                                   ARTICLE 11
                            RISK OF LOSS OR CASUALTY

11.1 Major Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to Closing, and the cost of repair is more than $300,000, then Seller shall have no obligation to repair such damage or destruction and shall notify Purchaser in writing of such damage or destruction (the "Damage Notice"). Within 10 days after Purchaser's receipt of the Damage Notice, Purchaser may elect at its option to terminate this Contract by delivering written notice to Seller. In the event Purchaser fails to terminate this Contract within the foregoing 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price notwithstanding any such damage or destruction and Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

11.2 Minor Damage. In the event that the Property is damaged or destroyed by fire or other casualty prior to the Closing, and the cost of repair is less than $300,000, this transaction shall be closed in accordance with the terms of this Contract, notwithstanding the damage or destruction; provided, however, Seller shall make such repairs to the extent of any recovery from insurance carried on the Property if they can be reasonably effected before the Closing. Subject to
Section 11.3, if Seller is unable to effect such repairs, then Purchaser shall receive all insurance proceeds pertaining thereto (plus a credit against the Purchase Price in the amount of any deductible payable by Seller in connection therewith) at Closing.

11.3 Repairs. To the extent that Seller elects to commence any repair, replacement or restoration of the Property prior to Closing, then Seller shall be entitled to receive and apply available insurance proceeds to any portion of such repair, replacement or restoration completed or installed prior to Closing, with Purchaser being responsible for completion of such repair, replacement or restoration after Closing from the balance of any available insurance proceeds. The provisions of this Section 11.3 shall survive the Closing and delivery of the Deed to Purchaser.

                                   ARTICLE 12
                                 EMINENT DOMAIN

12.1 Eminent Domain. In the event that, at the time of Closing, any material part of the Property is (or previously has been) acquired, or is about to be acquired, by any governmental agency by the powers of eminent domain or transfer in lieu thereof (or in the event that at such time there is any notice of any such acquisition or intent to acquire by any such governmental agency), Purchaser shall have the right, at Purchaser's option, to terminate this Contract by giving written notice within 10 days after Purchaser's receipt from Seller of notice of the occurrence of such event, and if Purchaser so terminates this Contract shall recover the Deposit hereunder (subject to Purchaser's obligation under Section 3.5.2 to return all Third-Party Reports and information and Materials provided to Purchaser as a pre-condition to the return of the Deposit). If Purchaser fails to terminate this Contract within such 10-day period, this transaction shall be closed in accordance with the terms of this Contract for the full Purchase Price and Purchaser shall receive the full benefit of any condemnation award. It is expressly agreed between the parties hereto that this section shall in no way apply to customary dedications for public purposes which may be necessary for the development of the Property.

                                   ARTICLE 13
                                  MISCELLANEOUS

13.1 Binding Effect of Contract. This Contract shall not be binding on either party until executed by both Purchaser and Seller. As provided in Section 2.3.5 and Section 9.3 above, neither the Escrow Agent's nor the Broker's execution of this Contract shall be a pre-requisite to its effectiveness.

13.2 Exhibits And Schedules. All Exhibits and Schedules, whether or not annexed hereto, are a part of this Contract for all purposes.

13.3 Assignability. This Contract is not assignable by Purchaser without first obtaining the prior written approval of the Seller, except that Purchaser may assign this Contract to one or more entities so long as (a) Purchaser is an affiliate of the purchasing entity(ies), (b) Purchaser is not released from its liability hereunder, and (c) Seller consents thereto (which consent shall not be unreasonably withheld or delayed). Notwithstanding the foregoing provision, Purchaser may assign this Contract (i) to the Frazer Memorial United Methodist Church so long as Purchaser is not released from its liability hereunder, or
(ii) an entity wholly-owned by the Frazer Memorial United Methodist Church so long as Purchaser is not released from its liability hereunder. As used herein, an affiliate is a person or entity controlled by, under common control with, or controlling another person or entity.

13.4 Binding Effect. Subject to Section 13.3, this Contract shall be binding upon and inure to the benefit of Seller and Purchaser, and their respective successors, heirs and permitted assigns.

13.5 Captions. The captions, headings, and arrangements used in this Contract are for convenience only and do not in any way affect, limit, amplify, or modify the terms and provisions hereof.

13.6 Number And Gender Of Words. Whenever herein the singular number is used, the same shall include the plural where appropriate, and words of any gender shall include each other gender where appropriate.

13.7 Notices. All notices, demands, requests and other communications required or permitted hereunder shall be in writing, and shall be (a) personally delivered with a written receipt of delivery; (b) sent by a nationally recognized overnight delivery service requiring a written acknowledgement of receipt or providing a certification of delivery or attempted delivery; (c) sent by certified or registered mail, return receipt requested, or (d) sent by confirmed facsimile transmission with an original copy thereof transmitted to the recipient by one of the means described in subsections (a) through (c) no later than 3 Business Days thereafter.. All notices shall be deemed effective when actually delivered as documented in a delivery receipt; provided, however, that if the notice was sent by overnight courier or mail as aforesaid and is affirmatively refused or cannot be delivered during customary business hours by reason of the absence of a signatory to acknowledge receipt, or by reason of a change of address with respect to which the addressor did not have either knowledge or written notice delivered in accordance with this paragraph, then the first attempted delivery shall be deemed to constitute delivery. Each party shall be entitled to change its address for notices from time to time by delivering to the other party notice thereof in the manner herein provided for the delivery of notices. All notices shall be sent to the addressee at its address set forth following its name below:

            To Purchaser:

            801 Seaton Place, Suite C
            Montgomery, Alabama 36117
            Attn:  Charles F. Mullins, Jr.
            Telephone:  (334) 279-6444
            Facsimile:  (334) 279-5886

            with a copy to:

            Lee M. Russell, Jr., Esq.
            Sasser, Littleton, & Stidham, P.C.
            One Commerce Street, Suite 700
            Montgomery, Alabama 36104
            Telephone:  (334) 532-3400
            Facsimile:  (334) 532-3434

            with a copy to:

            Frazer Memorial United Methodist Church
            6000 Atlanta Highway
            Montgomery, Alabama  36117
            Attn:  Rusty Taylor
            Telephone:  (334) 272-8622
            Facsimile:  (334) 277-5999

            To Seller:

                                    c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Patrick Slavin
            Telephone:  303-691-4340
            Facsimile:  303-300-3282

            And:

            c/o AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Attention:  Mr. Harry Alcock
            Telephone:  303-691-4344
            Facsimile:  303-300-3282

            with copy to:

            Chad Asarch, Esq.
            Vice President and Assistant General Counsel
            AIMCO
            4582 South Ulster Street Parkway
            Suite 1100
            Denver, Colorado  80237
            Telephone: 303-691-4303
            Facsimile:  303-300-3297

            and a copy to:

            Argent Real Estate
            1401 Brickell Avenue, Suite 520
            Miami, Florida  33131
            Attention:  Mr. David Marquette
            Telephone:  305-371-9299
            Facsimile:  305-371-6898

            and a copy to:

            Brownstein Hyatt & Farber, P.C.
            410 17th Street, 22nd Floor
            Denver, Colorado  80202
            Attention:  Gary M. Reiff, Esq.
            Telephone: 303-223-1100
            Facsimile:  303-223-1111

      Any notice required hereunder to be delivered to the Escrow Agent shall be delivered in accordance with above provisions as follows:

            Fidelity National Title Company
            c/o Lolly Avant
            National Closing Commercial Specialist
            1900 West Loop South, Suite 650
            Houston, Texas 77027
            Telephone:  (800) 879-1677

      Unless specifically required to be delivered to the Escrow Agent pursuant to the terms of this Contract, no notice hereunder must be delivered to the Escrow Agent in order to be effective so long as it is delivered to the other party in accordance with the above provisions.

13.8 Governing Law And Venue. The laws of the State of Alabama shall govern the validity, construction, enforcement, and interpretation of this Contract, unless otherwise specified herein except for the conflict of laws provisions thereof. Subject to Section 13.25, all claims, disputes and other matters in question arising out of or relating to this Contract, or the breach thereof, shall be decided by proceedings instituted and litigated in a court of competent jurisdiction in the state in which the Property is situated, and the parties hereto expressly consent to the venue and jurisdiction of such court.

13.9 Entire Agreement. This Contract embodies the entire Contract between the parties hereto concerning the subject matter hereof and supersedes all prior conversations, proposals, negotiations, understandings and Contracts, whether written or oral.

13.10 Amendments. This Contract shall not be amended, altered, changed, modified, supplemented or rescinded in any manner except by a written contract executed by all of the parties; provided, however, that, (a) as provided in
Section 2.3.5 above, the signature of the Escrow Agent shall not be required as to any amendment of this Contract other than an amendment of Section 2.3, and
(b) as provided in Section 9.3 above, the signature of the Broker shall not be required as to any amendment of this Contract

13.11 Severability. In the event that any part of this Contract shall be held to be invalid or unenforceable by a court of competent jurisdiction, such provision shall be reformed, and enforced to the maximum extent permitted by law. If such provision cannot be reformed, it shall be severed from this Contract and the remaining portions of this Contract shall be valid and enforceable.

13.12 Multiple Counterparts/Facsimile Signatures. This Contract may be executed in a number of identical counterparts. This Contract may be executed by facsimile signatures which shall be binding on the parties hereto, with original signatures to be delivered as soon as reasonably practical thereafter.

13.13 Construction. No provision of this Contract shall be construed in favor of, or against, any particular party by reason of any presumption with respect to the drafting of this Contract; both parties, being represented by counsel, having fully participated in the negotiation of this instrument.

13.14 Confidentiality. Purchaser shall not disclose the terms and conditions contained in this Contract and shall keep the same confidential, provided that Purchaser may disclose the terms and conditions of this Contract (a) as required by law, (b) to consummate the terms of this Contract, or any financing relating thereto, or (c) to Purchaser's or Seller's lenders, attorneys and accountants. Any information and Materials provided by Seller to Purchaser hereunder are confidential and Purchaser shall be prohibited from making such information public to any other person or entity other than its agents and legal representatives, without Seller's prior written authorization, which may be granted or denied in Seller's sole discretion.

13.15 Time Of The Essence. It is expressly agreed by the parties hereto that time is of the essence with respect to this Contract.

13.16 Waiver. No delay or omission to exercise any right or power accruing upon any default, omission, or failure of performance hereunder shall impair any right or power or shall be construed to be a waiver thereof, but any such right and power may be exercised from time to time and as often as may be deemed expedient. No waiver, amendment, release, or modification of this Contract shall be established by conduct, custom, or course of dealing and all waivers must be in writing and signed by the waiving party.

13.17 Attorneys Fees. In the event either party hereto commences litigation or arbitration against the other to enforce its rights hereunder, the substantially prevailing party in such litigation shall be entitled to recover from the other party its reasonable attorneys' fees and expenses incidental to such litigation and arbitration, including the cost of in-house counsel and any appeals.

13.18 Time Periods. Should the last day of a time period fall on a weekend or legal holiday, the next Business Day thereafter shall be considered the end of the time period.

13.19 1031 Exchange. Seller and Purchaser acknowledge and agree that the purchase and sale of the Property may be part of a tax-free exchange under
Section 1031 of the Code for either Purchaser or Seller. Each party hereby agrees to take all reasonable steps on or before the Closing Date to facilitate such exchange if requested by the other party, provided that (a) no party making such accommodation shall be required to acquire any substitute property, (b) such exchange shall not affect the representations, warranties, liabilities and obligations of the parties to each other under this Contract, (c) no party making such accommodation shall incur any additional cost, expense or liability in connection with such exchange, and (d) no dates in this Contract will be extended as a result thereof.

13.20 No Personal Liability of Officers, Trustees or directors of Seller's Partners. Purchaser acknowledges that this Contract is entered into by Seller which is a California limited partnership, and Purchaser agrees that none of
Seller's Indemnified Parties shall have any personal liability under this Contract or any document executed in connection with the transactions contemplated by this Contract.

13.21 No Exclusive Negotiations. Seller shall have the right, at all times prior to the expiration of the Feasibility Period, to solicit backup offers and enter into discussions, negotiations, or any other communications concerning or related to the sale of the Property with any third-party; provided, however, that such communications are subject to the terms of this Contract, and that Seller shall not enter into any contract or binding Contract with a third-party for the sale of the Property unless such Contract is contingent on the termination of this Contract without the Property having been conveyed to Purchaser.

13.22 ADA Disclosure. Purchaser acknowledges that the Property may be subject to the federal Americans With Disabilities Act (the "ADA"), which requires, among other matters, that tenants and/or owners of "public accommodations" remove barriers in order to make the Property accessible to disabled persons and provide auxiliary aids and services for hearing, vision or speech impaired persons. Seller makes no warranty, representation or guarantee of any type or kind with respect to the Property's compliance with the ADA (or any similar state or local law), and Seller expressly disclaims any such representation.

13.23 No Recording. Purchaser shall not cause or allow this Contract or any contract or other document related hereto, nor any memorandum or other evidence hereof, to be recorded or become a public record without Seller's prior written consent, which consent may be withheld at Seller's sole discretion. If the Purchaser records this Contract or any other memorandum or evidence thereof, Purchaser shall be in default of its obligations under this Contract. Purchaser hereby appoints the Seller as Purchaser's attorney-in-fact to prepare and record any documents necessary to effect the nullification and release of the Contract or other memorandum or evidence thereof from the public records. This appointment shall be coupled with an interest and irrevocable.

13.24 Relationship of Parties. Purchaser and Seller acknowledge and agree that the relationship established between the parties pursuant to this Contract is only that of a seller and a purchaser of property. Neither Purchaser nor Seller is, nor shall either hold itself out to be, the agent, employee, joint venturer or partner of the other party.

13.25 Dispute Resolution. Any controversy, dispute, or claim of any nature arising out of, in connection with, or in relation to the interpretation, performance, enforcement or breach of this Contract (and any closing document executed in connection herewith), including any claim based on contract, tort or statute, shall be resolved at the written request of any party to this Contract by binding arbitration. The arbitration shall be administered in accordance with the then current Commercial Arbitration Rules of the American Arbitration Association. Any matter to be settled by arbitration shall be submitted to the American Arbitration Association in the state in which the Property is located. The parties shall attempt to designate one arbitrator from the American Arbitration Association. If they are unable to do so within 30 days after written demand therefor, then the American Arbitration Association shall designate an arbitrator. The arbitration shall be final and binding, and enforceable in any court of competent jurisdiction. The arbitrator shall award attorneys' fees (including those of in-house counsel) and costs to the substantially prevailing party and charge the cost of arbitration to the party which is not the substantially prevailing party. Notwithstanding anything herein to the contrary, this Section 13.25 shall not prevent Purchaser or Seller from seeking and obtaining equitable relief on a temporary or permanent basis, including, without limitation, a temporary restraining order, a preliminary or permanent injunction or similar equitable relief, from a court of competent jurisdiction located in the state in which the Property is located (to which all parties hereto consent to venue and jurisdiction) by instituting a legal action or other court proceeding in order to protect or enforce the rights of such party under this Contract or to prevent irreparable harm and injury. The court's jurisdiction over any such equitable matter, however, shall be expressly limited only to the temporary, preliminary, or permanent equitable relief sought; all other claims initiated under this Contract between the parties hereto shall be determined through final and binding arbitration in accordance with this Section
13.25. Each party acknowledges and agrees that the transactions and activities related to the transactions contemplated herein and any other document executed in connection herewith involve, affect, or have a direct impact upon, interstate commerce, and that the party voluntarily has entered into this agreement to arbitrate.

13.26 AIMCO Marks. Purchaser agrees that Seller, the Property Manager or AIMCO, or their respective affiliates, are the sole owners of all right, title and interest in and to the AIMCO Marks (or have the right to use such AIMCO Marks pursuant to license agreements with third parties) and that no right, title or interest in or to the AIMCO Marks is granted, transferred, assigned or conveyed as a result of this Contract. Purchaser further agrees that Purchaser will not use the AIMCO Marks for any purpose.

13.27 Non-Solicitation of Employees. Purchaser acknowledges and agrees that, without the express written consent of Seller, neither Purchaser nor any of Purchaser's employees, affiliates or agents shall (a) prior to the expiration of the Feasibility Period, solicit any of Seller's employees or any employees located at the Property for potential employment, or (b) at any time, solicit any of Seller's affiliates' employees located at any property owned by such affiliates for potential employment.

13.28 Survival. Except for (a) all of the provisions of this Article 13 (other than Section 13.19, 13.21 and 13.23), and (b) any provision of this Contract which expressly states that it shall so survive, and (c) any payment obligation of Purchaser under this Contract (the foregoing (a), (b) and (c) referred to herein as the "Survival Provisions"), none of the terms and provisions of this Contract shall survive the termination of this Contract, and, if the Contract is not so terminated, all of the terms and provisions of this Contract (other than the Survival Provisions) shall be merged into the Closing documents and shall not survive Closing.

13.29 Multiple Purchasers. As used in this Contract, the term "Purchaser" means all entities acquiring any interest in the Property at the Closing, including, without limitation, any assignee(s) of the original Purchaser pursuant to
Section 13.3 of this Contract. In the event that "Purchaser" has any obligations or makes any covenants, representations or warranties under this Agreement, the same shall be made jointly and severally by all entities being a Purchaser hereunder. In the event that Seller receives notice from any entity being a Purchaser hereunder, the same shall be deemed to constitute notice from all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder takes any action, breaches any obligation or otherwise acts pursuant to the terms of this Contract, the same shall be deemed to be the action of the other entity(ies) being a Purchaser hereunder and the action of "Purchaser" under this Contract. In the event that Seller is required to give notice or take action with respect to Purchaser under this Contract, notice to any entity being a Purchaser hereunder or action with respect to any entity being a Purchaser hereunder shall be a notice or action to all entities being a Purchaser hereunder. In the event that any entity being a Purchaser hereunder desires to bring an action or arbitration against Seller, such action must be joined by all entities being a Purchaser hereunder in order to be effective. In the event that there is any agreement by Seller to pay any amount pursuant to this Contract to Purchaser under any circumstance, that amount shall be deemed maximum aggregate amount to be paid to all parties being a Purchaser hereunder and not an amount that can be paid to each party being a Purchaser hereunder. In the event that Seller is required to return the Initial Deposit, Additional Deposit or other amount to Purchaser, Seller shall return the same to any entity being a Purchaser hereunder and, upon such return, shall have no further liability to any other entity being a Purchaser hereunder for such amount. The foregoing provisions also shall apply to any documents, including, without limitation, the General Assignment and Assumption and the Assignment and Assumption of Leases and Security Deposits, executed in connection with this Contract and the transaction(s) contemplated hereby.

ARTICLE 14
                           LEAD-BASED PAINT DISCLOSURE

14.1 Disclosure. Seller and Purchaser hereby acknowledge delivery of the Lead Based Paint Disclosure attached as Exhibit G hereto. The provisions of this
Section 14.1 shall survive the Closing and delivery of the Deed to Purchaser.

14.2 Consent Agreement. Testing (the "Testing") has been performed at the Property with respect to lead-based paint. Law Engineering and Environmental Services, Inc. performed the Testing and reported its findings in the Report of Findings dated May 14, 2001, a copy of which is attached hereto as Exhibit H (the "Report"). The Report certifies the Property as lead based paint free. By execution hereof, Purchaser acknowledges receipt of a copy of the Report, the Lead-Based Paint Disclosure Statement attached hereto as Exhibit G, and acknowledges receipt of that certain Consent Agreement (the "Consent Agreement") by and among the United States Environmental Protection Agency (executed
December 19, 2001), the United States Department of Housing and Urban Development (executed January 2, 2002), and Apartment Investment and Management Company ("AIMCO") (executed December 18, 2001). Because the Property has been certified as lead based paint free, Seller is not required under the Consent Agreement to remediate or abate any lead-based paint condition at the Property prior to the Closing. Purchaser acknowledges and agrees that (1) after Closing, the Purchaser and the Property shall be subject to the Consent Agreement and the provisions contained herein related thereto and (2) that Purchaser shall not be deemed to be a third party beneficiary to the Consent Agreement. The provisions of this Section 14.2 shall survive the termination of this Contract, and if not so terminated, the Closing and delivery of the Deed to Purchaser.




                    [Remainder of Page Intentionally Left Blank]

      NOW, THEREFORE, the parties hereto have executed this Contract as of the date first set forth above.

                                     Seller:


                                    ANGELES PARTNERS IX,
                                    a California limited partnership

                                    By:   ANGELES REALTY CORPORATION
                                          a California corporation,
                                          Its General Partner

                                          By: /s/ Patrick F. Slavin
                                          Name: Patrick F. Slavin
                                          Title:  SVP


                                   Purchaser:


                                    MULLINS PROPERTIES, LLC
                                    an Alabama limited liability company

                                    By:/s/ Charles F. Mullins, Jr.
                                    Name: Charles F. Mullins, Jr.
                                    Title: Manager

                           ESCROW AGENT SIGNATURE PAGE

      The undersigned executes the Contract to which this signature page is attached for the purpose of agreeing to the provisions of Section 2.3 of the Contract, and hereby establishes May 15, 2003 as the date of opening of escrow and designates 192663 as the escrow number assigned to this escrow.


                                  ESCROW AGENT:

                                    FIDELITY NATIONAL TITLE COMPANY]


                                    By:/s/ Lolly Avant
                                    Name:  Lolly Avant
                                    Title:Vice President, National Commercial
                                          Manager

                         SELLER'S BROKER SIGNATURE PAGE


      The undersigned Seller's Broker hereby executes this Seller's Broker Signature Page solely to confirm the following: (a) Seller's Broker represents only the Seller in the transaction described in the Contract to which this signature page is attached, (b) Seller's Broker acknowledges that the only compensation due to Seller's Broker in connection with the Closing of the transaction described in the Contract to which this signature page is attached is as set forth in a separate agreement between Seller and Seller's Broker at the Closing, and (c) Seller's Broker represents and warrants to Seller that Seller's Broker and its affiliates have not and will not receive any compensation (cash or otherwise) from or on behalf of Purchaser or any affiliate thereof in connection with the transaction, and do not, and will not at the Closing, have any direct or indirect legal, beneficial, economic or voting interest in Purchaser (or in an assignee of Purchaser, which pursuant to Section
13.3 of the Contract, acquires the Property at the Closing) nor has Purchaser granted (as of the Effective Date or the Closing Date) the Seller's Broker or any of its affiliates any right or option to acquire any direct or indirect legal, beneficial, economic or voting interest in Purchaser, and (d) Seller's Broker shall at Closing execute and deliver any waivers or lien releases required by Seller, Purchaser or the Title Company to waive and release any right of Broker to claim any lien pursuant to Ala. Code ss. 35-11-450 et seq.


                                          SELLER'S BROKER:

                                          THE APARTMENT GROUP


                                          By: /s/ Walt Knuechel
                                          Name:  Walt Knuechel
                                          Title:  Senior Operations Officer

                          OUTSIDE BROKER SIGNATURE PAGE


      The undersigned Outside Broker hereby executes this Outside Broker Signature Page solely to confirm the following: (a) Outside Broker acknowledges that the only compensation due to Outside Broker from Seller in connection with the Closing of the transaction described in the Contract to which this signature page is attached is as set forth in a separate agreement between Seller and Seller's Broker at the Closing and that no compensation shall be due unless and until the Closing occurs, (b) Outside Broker acknowledges that Seller shall have no obligation for the payment of any commission due Outside Broker from the Frazer Memorial United Methodist Church in connection with the Closing of the transaction described in the Contract to which this signature page is attached, and (c) Outside Broker shall at Closing execute and deliver any waivers or lien releases required by Seller, Purchaser or the Title Company to waive and release any right of Outside Broker to claim any lien pursuant to Ala. Code ss. 35-11-450 et seq.


                                          OUTSIDE BROKER:

                                          COLONIAL COMMERCIAL REALTY, INC.



                                          By: /s/ J. Eric Higgins
                                          Name: J. Eric Higgins
                                          Title: President

                                  SCHEDULE 3.5

                                LIST OF MATERIALS

(a) Seller's form of residential lease agreement used at the Property (b) all Property Contracts and any equipment leases (c) any property locator or similar agreements (other than agreements with the
      Property Manager), if any, pertaining to the marketing and advertisement of the Property for leasing (and payment of commissions in connection therewith), but only to the extent the same will remain in effect after the Closing
(d) all engineering studies, environmental reports, termite inspections or warranties, to the extent available and in Seller's possession (subject to
      Section 3.5.2), which relate to the Property and were prepared for Seller by third parties
(e) to the extent in Seller's possession (subject to Section 3.5.2), ad valorem and personal property tax statements for the current year, and the status of any pending appeal
(g) current operating statements for the Property, and to the extent available and in Seller's possession (subject to Section 3.5.2), for the three years prior to the year in which the Effective Date occurs
(h) a summary of pending insurance claims and pending litigation, if any, provided that such summary shall be prepared to Seller's knowledge (as defined in Section 6.4 of the Contract) and Seller makes no representations or warranties regarding the outcome of such claims or litigation
(i) to the extent available and in Seller's possession (subject to Section 3.5.2), guaranties or warranties with respect to the roof of the Property, if any
(j) Seller's ACM plan, lead in water O&M, and other O&M plans, if any (k) copies of any certificates of occupancy and/or other Permits, to the extent available and in Seller's possession (subject to Section 3.5.2) (l) copies of any and all notes and mortgages encumbering the Property

                                                             Exhibit 10.18(b)


                   ASSIGNMENT OF PURCHASE AND SALE CONTRACT

      THIS ASSIGNMENT (the "Assignment") is made and entered into on this the 15th day of May, 2003, by and between MULLINS PROPERTIES, L.L.C., an Alabama limited liability company ("Assignor"), and VILLAGE GREEN, LLC, an Alabama limited liability company ("Assignee").

                               W I T N E S S E T H

      WHEREAS, Assignor is a party to that certain purchase and Sale Contract between Assignor and ANGELES PARTNERS IX, a California limited partnership ("Seller") dated the 15th day of May, 2003 for the sale and purchase of certain real property and improvements known as the Village Green Apartments located in Montgomery, Alabama (the "Contract"); and,

      WHEREAS, Assignor desires to assign unto Assignee and Assignee desires to assume all of Assignor's rights and obligations under the Contract; and,

      WHEREAS, Assignor and Assignee intend that Assignor's rights and interests in and under the Contract are hereby assigned and transferred to Assignee.

      NOW THEREFORE, for and in consideration of the sum of Ten and No/100 Dollars ($10.00) and other good and valuable consideration this day paid and delivered by Assignee to Assignor, the receipt and sufficiency of all of which are hereby acknowledged by Assignor, the parties hereby agree as follows:

1. Assignment of Contract. Assignor does hereby irrevocably release, remise, assign, transfer, and convey unto Assignee any and all of Assignor's right, title and interest, as Purchaser, in and to the Contract, including, but not limited to all escrow deposits, which deposits shall remain in escrow pursuant to the terms of the Contract.

      TO HAVE AND TO HOLD, the Contract unto Assignee, its successors and assigns, for and during the term thereof and subject to the representations, warranties, covenants and conditions therein.

2. Assumption of Obligations. Assignee accepts from Assignor all of Assignor's right, title and interest in and to the Contract and expressly agrees to assume, and hereby unconditionally and fully assumes and agrees to perform all liabilities and obligations of the Assignor with respect to the Contract from and after the date hereof. By accepting this Assignment and by its execution hereof, Assignee does hereby expressly assume, extend, and agree in good faith to fully perform and abide by, all of the representations, warranties, covenants, terms and conditions of the Contract on the part of the Purchaser therein required to be performed including, but not limited to, the obligation to purchase the Apartments thereunder in accordance with the terms of the Contract. Assignor and Assignee acknowledge that, pursuant to Section 13.3 of the Contract, this Assignment does not operate to release Assignor from any of its liability to Seller under the terms of the Contract.

3. Counterparts. This Assignment may be executed in counterparts, each of which shall be deemed an original, and both of which together shall constitute one and the same instrument.

4. Applicable Law. This Assignment shall be governed by and interpreted in accordance with the laws of the State of Alabama.

5. Binding Effect. This Assignment shall be binding upon and inure to the benefit of the parties hereto and their respective transferees, successors, and assigns.

      IN WITNESS WHEREOF, the parties have executed this Assignment of Purchase and Sale Contract as of the date set forth above.

                                    ASSIGNOR:

                                    MULLINS PROPERTIES, L.L.C.
                                    an Alabama limited liability company


                                    By:/s/ Charles F. Mullins, Jr.
                                       CHARLES F. MULLINS, JR.
                                       Its Manager


                                    ASSIGNEE:

                                    VILLAGE GREEN, LLC
                                    an Alabama limited liability company


                                    By:/s/ Carl J. Bartlett, Jr.
                                       CARL J. BARTLETT, JR.
                                       Its President and Board Member

                                                                Exhibit 10.18(c)

                                  AMENDMENT TO
                           PURCHASE AND SALE CONTRACT


      THIS AMENDMENT TO PURCHASE AND SALE CONTRACT (the "Amendment") is made and entered into as of this 30th day of May, 2003 (the "Amendment Effective Date"), by and between ANGELES PARTNERS IX, a California limited partnership (the "Seller"), and VILLAGE GREEN, L.L.C., an Alabama limited liability company (the "Purchaser"), as follows:

                               W I T N E S S E T H

      WHEREAS, Seller and Mullins Properties, LLC, an Alabama limited liability company, previously entered into that certain Purchase and Sale Contract dated the 15th day of May, 2003 (the "Purchase Contract"); and,

      WHEREAS, Mullins Properties, LLC, subsequently assigned its interest in the Purchase Contract to Village Green, LLC; and,

      WHEREAS, Seller and Purchaser desire to amend certain terms contained in the Purchase Contract as set forth in this Amendment.

      NOW, THEREFORE, for and in consideration of the foregoing and of the mutual covenants and agreements herein contained, the Seller and Purchase agree as follows:

1. The second sentence of Section 4.5.3 of the Purchase Contract is hereby amended and restated in its entirety as follows: "Accordingly, Purchaser, at its sole cost and expense and no later than the expiration of the Feasibility Period, shall satisfy the requirements set forth in the Assumed Loan Documents to allow for the Loan Assumption and Release, including, without limitation, submitting a complete application to Lender for assumption of the Loan together with all documents and information required in connection therewith."

2. Ratification of Agreement. All terms and provisions of the Purchase Contract not specifically modified or amended by this Amendment shall remain in full force and effect, and the Purchase Contract, as expressly modified herein, is hereby ratified, confirmed and approved in all respects by the parties hereto.

3. General. This Amendment shall be effective upon the execution of all of the parties hereto and shall inure to the benefit of said parties and their respective heirs, legal representatives, successors and permitted assigns.

           [SIGNATURES APPEAR ON IMMEDIATELY FOLLOWING PAGE]

      IN  WITNESS   WHEREOF,   the  Purchaser  and  Seller  have  executed  this
Reinstatement and Amendment to Purchase and Sale Contract as of the day and year first above written.

                                   PURCHASER:

                              VILLAGE GREEN, LLC,
                              an Alabama limited liability company


                              By: /s/ Carl J. Bartlett, Jr.
                                  CARL J. BARTLETT, JR.
                                  Its President and Board Member



                                     SELLER:

                              ANGELES PARTNERS IX,
                              a California limited partnership


                              By:   ANGELES REALTY CORPORATION
                                    a California corporation,
                                    Its General Partner

                              By:  /s/ Patrick F. Slavin
                              Name: Patrick F. Slavin
                              Title: Senior Vice President

                                                                Exhibit 10.18(d)

                     REINSTATEMENT AND SECOND AMENDMENT TO
                           PURCHASE AND SALE CONTRACT


      THIS REINSTATEMENT AND SECOND AMENDMENT TO PURCHASE AND SALE CONTRACT (the "Amendment") is made and entered into as of this the 6th day of August, 2003, by and between ANGELES PARTNERS IX, a California limited partnership ("Seller") and VILLAGE GREEN, L.L.C., an Alabama limited liability company ("Purchaser"), as follows:

                              W I T N E S S E T H

      WHEREAS, Seller and Mullins Properties, LLC ("Mullins") previously entered into that certain Purchase and Sale Contract dated May 15, 2003 (the "Original Agreement");

      WHEREAS, Mullins subsequently assigned the Agreement to Purchaser;

      WHEREAS, Seller and Purchaser amended the Original Agreement on May 30, 2003 (together with the Original Agreement, the "Agreement");

      WHEREAS, Purchaser, pursuant to Article 3.2 thereof, terminated the Agreement by written notice dated June 13, 2003 (the "Termination Notice"); and,

      WHEREAS, Seller and Purchaser desire to reinstate and ratify the Agreement and amend certain terms contained therein as set forth in this Amendment.

      NOW, THEREFORE, for and in consideration the foregoing and of the mutual covenants and agreements herein contained, the parties agree as follows:

      1. Reinstatement. The Agreement is hereby reinstated, as amended herein, ratified and affirmed and effective as if the termination pursuant to Article
3.2 had not occurred.

      2. Purchase Price. The Purchase Price under Section 2.2 of the Agreement is hereby reduced by $250,000.00 to $9,750,000.00 instead of $10,000,000.00.

      3. Deposit. In response to the Termination Notice, the Initial Deposit of $100,000.00 was returned to Purchaser. Simultaneously herewith, Purchaser shall deliver to the Escrow Agent $200,000.00, which amount represents the aggregate of the Initial Deposit and the Additional Deposit required under the Agreement and shall be held, disbursed and applied as the Deposit under the Contract.

      4. Feasibility Period. Purchaser hereby agrees that it has completed its review of the Property and agrees that it has approved all aspects of the Property and hereby waives its right to object (pursuant to Section 3.6 or 4.3 of the Agreement or otherwise) to any matter concerning the Title Documents, the Survey, the Property Contracts, the Leases, the physical condition of the Property, or otherwise with respect to the Property. Purchaser agrees that Seller has made all required deliveries and performed all of Seller's required obligations under the Agreement through the date hereof. Purchaser agrees that Purchaser's right to terminate the Agreement is permanently waived, the Deposit is non-refundable, and Purchaser's obligation to purchase the Property is non-contingent and unconditional except only for satisfaction of the conditions expressly stated in Section 8.1 of the Agreement.

      5. Closing Date. The first sentence of Section 5.1 of the Agreement is hereby amended and restated in its entirety as follows: "The Closing shall occur on the earlier of (a) September 30, 2003, or (b) if applicable, 15 days after the Lender's approval of the Loan Assumption and Release (the earlier of the foregoing (a) and (b) referred to herein as the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means. " Further, the last sentence of Section 5.1 of the Agreement is hereby amended and restated in its entirety as follows:
"Notwithstanding Purchaser's exercise of the foregoing extension right, if Lender approves the Loan Assumption and Release during Purchaser's 30-day extension period, then the Closing Date shall be the earlier of (x) 15 days after the Lender's approval of the Loan Assumption and Release, or (y) October 30, 2003." Purchaser hereby confirms, as set forth in Section 4.5.4 of the Agreement that, if, notwithstanding the timely delivery of the materials (required by Section 4.5.3 of the Agreement) by Purchaser and the satisfaction of the requirements of the Lender and the Assumed Loan Documents (or for any other reason), the Lender does not consent to or allow the Loan Assumption and Release on or before the Closing Date (including any extension thereof permitted by the Agreement), the Loan Payoff shall occur at the Closing, and Purchaser, in accordance with Section 4.5.3 and 5.3.12 of the Agreement, shall pay all Lender Fees payable as a result of such Loan Payoff.

      6. Ratification of Agreement. All terms and provisions of the Agreement not specifically modified or amended by this Amendment shall remain in full force and effect, and the Agreement, as expressly modified herein, is hereby ratified, confirmed and approved in all respects by the parties hereto.

      7. Miscellaneous. The following provisions shall apply with respect to this Amendment:

            a. Capitalized terms not defined herein shall have the same meaning as set forth in the Contract.

            b. In the event of any conflict between the Contract and this Amendment, the terms and conditions of this Amendment shall control.

            c. This Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.

      IN WITNESS WHEREOF, the Purchaser and Seller have executed this Amendment as of the day and year first above written.



                                     Seller:


                                    ANGELES PARTNERS IX,
                                    a California limited partnership

                                    By:   ANGELES REALTY CORPORATION
                                          a California corporation,
                                          Its General Partner

                                          By: /s/ Patrick F. Slavin
                                          Name: Patrick F. Slavin
                                          Title: SVP


                                   Purchaser:


                                    VILLAGE GREEN, LLC,
                                    an Alabama limited liability company

                                    By:  /s/ Carl Bartlett, Jr.
                                    Name: Carl Bartlett, Jr.
                                    Title: President

                              BROKER SIGNATURE PAGE

      The undersigned brokers execute this Amendment in recognition of the fact that the Purchase Price is reduced in accordance with Section 2 of the Amendment, and, as a result, each broker's commission will be reduced in accordance with Sections 9.2 and 9.6 of the Contract.



                                          SELLER'S BROKER:

                                          THE APARTMENT GROUP


                                          By: /s/ J. Christopher Spain
                                          Name:  J. Christopher Spain
                                          Title:  Senior Director



                                          OUTSIDE BROKER:

                                          COLONIAL COMMERCIAL REALTY, INC.



                                          By: /s/ J. Eric Higgins
                                          Name: J. Eric Higgins
                                          Title:  President

                                                                Exhibit 10.18(e)

                THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT


      THIS THIRD AMENDMENT TO PURCHASE AND SALE CONTRACT (the "Amendment") is made and entered into as of this the 30th day of October, 2003 (the "Amendment Effective Date"), by and between ANGELES PARTNERS IX, a California limited partnership (the "Seller"), and VILLAGE GREEN, L.L.C., an Alabama limited liability company (the "Purchaser"), as follows:

                               W I T N E S S E T H

      WHEREAS, Seller and Mullins Properties, LLC, an Alabama limited liability company ("Mullins") previously entered into that certain Purchase and Sale Contract dated May 15, 2003, as assigned by Mullins to Purchaser by that certain Assignment of Purchase and Sale Contract dated May 14, 2003, and as amended by
(i) that certain Amendment to Purchase and Sale Contract dated May 30, 2003, and
(ii) that certain Reinstatement and Amendment to Purchase and Sale Contract dated August 3, 2003 (collectively, as assigned and amended, the "Contract");

      WHEREAS, Seller and Purchaser desire to amend certain terms contained in the Contract as set forth in this Amendment.

      NOW, THEREFORE, for and in consideration the foregoing and of the mutual covenants and agreements herein contained, the parties agree as follows:

      1. Deposit. In consideration of the extension of the Closing Date set forth in Section 2 of this Amendment, Purchaser agrees that the amount of the Deposit required to be paid by Purchaser is hereby increased by the amount of $100,000.00 (to a total of $400,000.00). Simultaneously with the execution of this Amendment, Purchaser shall deliver in Good Funds, the additional amount of $100,000.00 to the Escrow Agent to be held as part of the Deposit pursuant to the Contract. Purchaser also agrees that, immediately upon execution of this Amendment, Escrow Agent shall be authorized, and is hereby directed by Purchaser, to release directly to Seller $300,000.00 of the Deposit already held by Escrow Agent. Purchaser further hereby confirms that the Deposit (as increased by this Section 1 of the Amendment) is non-refundable, except only for the failure to satisfy the conditions expressly stated in Section 8.1 of the Contract.

      2. Closing Date. The first sentence of Section 5.1 the Contract is hereby amended and restated in its entirety as follows: "The Closing shall occur on November 10, 2003 (the "Closing Date") through an escrow with Escrow Agent, whereby the Seller, Purchaser and their attorneys need not be physically present at the Closing and may deliver documents by overnight air courier or other means." Further, the last 3 sentences of Section 5.1 of the Contract are hereby deleted in their entirety. Purchaser hereby confirms, as set forth in Section
4.5.4 of the Contract that, if, notwithstanding the timely delivery of the materials (required under Section 4.5.3 of the Contract) by Purchaser and the satisfaction of the requirements of Lender and the Assumed Loan Documents (or for any other reason), Lender does not consent to or allow the Loan Assumption and Release on or before the Closing Date (including any extension thereof by Seller as permitted by the Contract), the Loan Payoff shall occur at Closing, and Purchaser, in accordance with Sections 4.5.3 and 5.3.12 of the Contract, shall pay all Lender Fees payable as a result of such Loan Payoff.

      4. Ratification of Agreement. All terms and provisions of the Agreement not specifically modified or amended by this Amendment shall remain in full force and effect, and the Agreement, as expressly modified herein, is hereby ratified, confirmed and approved in all respects by the parties hereto.

      5. Miscellaneous. The following provisions shall apply with respect to this Amendment:

            (a) Capitalized terms not defined herein shall have the same meaning as set forth in the Contract.

            (b) In the event of any conflict between the Contract and this Amendment, the terms and conditions of this Amendment shall control.

            (c) This Amendment may be executed in counterparts, each of which (or any combination of which) when signed by all of the parties shall be deemed an original, but all of which when taken together shall constitute one agreement. Executed copies hereof may be delivered by telecopier and upon receipt shall be deemed originals and binding upon the parties hereto, and actual originals shall be promptly delivered thereafter.

            (d) This Amendment shall be effective upon the execution of all of the parties hereto and shall inure to the benefit of said parties and their respective heirs, legal representatives, successors and permitted assigns.


              [SIGNATURES APPEAR ON IMMEDIATELY FOLLOWING PAGE]

      IN WITNESS WHEREOF, the Purchaser and Seller have executed this Third Amendment to Purchase and Sale Contract as of the day and year first above written.

                                   PURCHASER:

                                    VILLAGE GREEN, L.L.C.
                                    an Alabama limited liability company



                                    BY:_/s/ Charles F. Mullins, Jr.
                                          CHARLES F. MULLINS, JR.
                                           Its Manager

                                     SELLER:

                                    ANGELES PARTNERS IX,
                                    a California limited partnership

                                    By:   ANGELES REALTY CORPORATION
                                          a California corporation,
                                          Its General Partner

                                          By: /s/ Patrick F. Slavin
                                          Name: Patrick F. Slavin
                                          Title:  Senior Vice President