Form 10KSB
period 2003-12-31
ANGELES PARTNERS IX
filed 2004-03-29
CIK 313499

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $2,925,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold real estate properties for investment. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership sold five investment properties prior to 2002. During 2003 the Partnership sold its two remaining investment properties, Village Green Apartments and Forest River Apartments, on November 10, 2003 and December 29, 2003, respectively.

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

As of December 31, 2003, the Partnership adopted the liquidation basis of accounting, due to the sale of its two remaining investment properties during 2003. The Partnership estimates liquidation will be completed by June 30, 2004.

The Partnership has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

Item 2.  Description of Properties

On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party for a gross sale price of approximately $9,750,000. The net proceeds realized by the Partnership were approximately $2,963,000 after payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,421,000 and the assumption of prorations by the purchaser. The Partnership realized a gain of approximately $8,111,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $205,000 as a result of the write-off of unamortized loan costs.

On December 29, 2003, the Partnership sold Forest River Apartments to an unrelated third party for a gross sale price of approximately $6,450,000. The net proceeds realized by the Partnership were approximately $6,281,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $4,741,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,085,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $128,000 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Capital Improvements

Forest River Apartments

The Partnership completed approximately $111,000 in capital improvements at Forest River Apartments during the year ended December 31, 2003, consisting primarily of plumbing upgrades and appliance and floor covering replacements. These improvements were funded from operations and replacement reserves. On December 29, 2003, the Partnership sold Forest River Apartments to an unrelated third party.

Village Green Apartments

The Partnership completed approximately $100,000 in capital improvements at Village Green Apartments during the year ended December 31, 2003, consisting primarily of plumbing upgrades and floor covering replacement. These improvements were funded from operations. On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units (the "Units") during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 680 Limited Partners of record owning an aggregate of 19,975 units. Affiliates of the General Partner owned 13,501 Units or approximately 67.59% at December 31, 2003. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                               Per                           Per
                             Year Ended      Limited       Year Ended      Limited
                            December 31,   Partnership    December 31,   Partnership
                                2003           Unit           2002           Unit
Operations                      $  484       $ 23.98         $  524          $ 25.98
Sale proceeds (1)                2,254        111.69             --               --
Refinancing proceeds (2)         1,476         73.14             --               --
Other (3)                           16            --              3               --
Total                           $4,230       $208.81         $  527          $ 25.98

(1)  From the sale of Village Green Apartments in November 2003.

(2) From the refinancing of the mortgages encumbering Forest River Apartments in May 2003.

(3)  Distribution to the General Partner of the majority-owned  sub-tier limited
     partnership   in   connection   with  the   transfer   of  funds  from  the
     majority-owned sub-tier limited Partnership to the Partnership.

Subsequent  to December  31, 2003,  the  Partnership  distributed  approximately
$1,088,000 (approximately $1,066,000 to the limited partners, or $53.37 per limited partnership unit) from proceeds from the December 2003 sale of Forest River Apartments.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 Units in the Partnership representing 67.59% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements included in "Item 7. Financial Statements" and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2003, the Partnership adopted the liquidation basis of accounting, due to the sale of its two remaining investment properties.

Prior to adopting the liquidation basis of accounting, the Partnership's net income was approximately $13,631,000 and $328,000 for the years ended December 31, 2003 and 2002, respectively. The increase in net income is due to a gain from sale of discontinued operations in 2003, partially offset by a decrease in income from discontinued operations. On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party for a gross sale price of approximately, $9,750,000. The net proceeds realized by the Partnership were approximately $2,963,000 after payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,421,000 and the assumption of prorations by the purchaser. The Partnership realized a gain of approximately $8,111,000 as a result of the sale, and this amount is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements". In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $205,000 for the year ended December 31, 2003 as a result of the write-off of unamortized loan costs.

On December 29, 2003, the Partnership sold Forest River Apartments to an unrelated third party for a gross sale price of approximately, $6,450,000. The net proceeds realized by the Partnership were approximately $6,281,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $4,741,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,085,000 as a result of the sale, and this amount is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial
Statements". In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $128,000 for the year ended December 31, 2003 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Village Green Apartments and Forest River Apartments as (loss) income from discontinued operations, due to their sales during the year ended December 31, 2003.

The Partnership recognized an additional gain of approximately $656,000 as a result of the required return of commissions paid to the General Partner in connection with the sales of Rosemont Crossing Apartments, Panorama Terrace Apartments, and The Pines of Northwest Crossing Apartments prior to 2002. This amount is included in gain from sale of discontinued operations on the consolidated statements of operations included in "Item 7. Financial Statements".

Excluding the impact of the gain from sale of discontinued operations, the Partnership's loss from discontinued operations was approximately $221,000 for the year ended December 31, 2003 as compared to income from discontinued operations of approximately $328,000 for the year ended December 31, 2002. The increase in loss from discontinued operations is due to a decrease in total revenues and an increase in total expenses. The decrease in total revenues is due to a decrease in rental income and the casualty gain recognized during 2002 (as discussed below), partially offset by an increase in other income. The decrease in rental income is primarily due to increased concessions and bad debt expense at Forest River Apartments and reduced comparative rental revenues resulting from the sale of Village Green Apartments in November 2003 (as discussed above). The increase in other income is primarily due to an increase in lease cancellation fees at Forest River Apartments.

The increase in total expenses is due to increases in operating and general and administrative expenses and the loss recognized on the early extinguishment of debt as a result of the 2003 sales of both properties (as discussed above) and the refinancing of the mortgages encumbering Forest River Apartments in 2003 (as discussed in "Liquidity and Capital Resources"), partially offset by decreases in depreciation, interest, and property tax expenses. The increase in operating expenses is primarily due to increases in contract maintenance and payroll related expenses at both properties. The decrease in depreciation expense is due to the write-off of investment property resulting from the November 2003 sale of Village Green Apartments. The decrease in property tax expense is primarily due to the reduced accrual for 2003 related to the November 2003 sale of Village Green Apartments. The decrease in interest expense is primarily due to the May 2003 refinancing of the mortgages encumbering Forest River Apartments at a lower interest rate and the sale of Village Green Apartments. General and administrative expenses increased for the year ended December 31, 2003 due to an increase in the cost of services included in management reimbursements to the General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses for the years ended December 31, 2003 and 2002.

In November 2001, a fire occurred at Forest River Apartments, which resulted in extensive damage to one apartment unit. The property incurred damages of approximately $77,000 and lost rents of approximately $6,000. Insurance proceeds of approximately $72,000 were received during the year ended December 31, 2002 to cover the damages, and insurance proceeds of approximately $6,000 were received to cover the lost rents, which are included in rental income. After writing off the undepreciated cost of the damaged unit of approximately $6,000, the Partnership recognized a casualty gain of approximately $66,000 from this event during the year ended December 31, 2002.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2004 due to the sale of its two remaining investment properties (see "Note A" to the consolidated financial statements included in "Item 7. Financial Statements"), and there are no other capital sources available to the Partnership.

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $2,280,000, compared to approximately $264,000 at December 31, 2002. The increase in cash and cash equivalents of approximately $2,016,000 is due to approximately $9,132,000 of cash provided by investing activities and approximately $496,000 of cash provided by operating activities, partially offset by approximately $7,612,000 of cash used in financing activities. Cash provided by investing activities consisted primarily of proceeds from the sales of Forest River Apartments and Village Green Apartments and, to a lesser extent, net receipts from escrow accounts maintained by the mortgage lender, partially offset by property improvements and replacements. Cash used in financing activities consisted primarily of the repayment of mortgage notes payable, distributions to partners, and, to a lesser extent, payments of principal made on the mortgages encumbering the Partnership's properties, loan costs paid related to the refinancing of the mortgages encumbering Forest River Apartments and a prepayment penalty related to the extinguishment of the debt encumbering Forest River Apartments, partially offset by proceeds from the refinancing of the mortgages encumbering Forest River Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

On May 22, 2003, the Partnership refinanced the mortgages encumbering Forest River Apartments. The refinancing replaced the existing mortgages of approximately $3,063,000 with a new mortgage in the amount of $4,810,000. Total capitalized loan costs were approximately $130,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2003, due to the write off of unamortized loan costs and debt discounts.

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

As of June 1, 2003 the loan on Forest River Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans is the Fannie Mae discounted mortgage-backed security index plus 85 basis points, and reset monthly. Each loan automatically renews at the end of each month. In addition, monthly principal payments are required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property was financed by the Permanent Credit Facility.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2003, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Included in the statement of net assets in liquidation as of December 31, 2003 is approximately $61,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be completed by June 30, 2004.

At December 31, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $61,000 which is included in the Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net assets in Liquidation. The adjustments are summarized as follows:

                                                                   Decrease in
                                                                   Net Assets
                                                                 (in thousands)
 Adjustment of other assets and liabilities, net                     $ (61)

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):

                                               Per                           Per
                             Year Ended      Limited       Year Ended      Limited
                            December 31,   Partnership    December 31,   Partnership
                                2003           Unit           2002           Unit
Operations                      $  484       $ 23.98         $  524          $ 25.98
Sale proceeds (1)                2,254        111.69             --               --
Refinancing proceeds (2)         1,476         73.14             --               --
Other (3)                           16            --              3               --
Total                           $4,230       $208.81         $  527          $ 25.98

(1)  From the sale of Village Green Apartments in November 2003.

(2) From the refinancing of the mortgages encumbering Forest River Apartments in May 2003.

(3) Distribution to the General Partner of the majority-owned sub-tier limited partnership in connection with the transfer of fund from the majority-owned sub-tier limited Partnership to the Partnership.

Subsequent  to December  31, 2003,  the  Partnership  distributed  approximately
$1,088,000 (approximately $1,066,000 to the limited partners, or $53.37 per limited partnership unit) from proceeds from the December 2003 sale of Forest River Apartments.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units in the Partnership representing 67.59% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 7.  Financial Statements


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Statement of Net Assets in Liquidation - December 31, 2003

      Consolidated Statement of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners IX


We have audited the accompanying consolidated statement of net assets in liquidation of Angeles Partners IX as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency)capital/ net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note A to the consolidated financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2003. As a result, the Partnership changed its basis of accounting as of December 31, 2003 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Angeles Partners IX at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                               ANGELES PARTNERS IX

             CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                $ 2,280
   Receivables and deposits                                                      247
   Due from affiliates (Note G)                                                  656
                                                                               3,183
Liabilities
   Accounts payable                                                               27
   Other liabilities                                                             217
   Estimated costs during the period of liquidation (Note C)                      61
                                                                                 305

Net assets in liquidation                                                   $ 2,878

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2003         2002
                                                                        (Restated)
Income from continuing operations                           $    --      $   --
(Loss) income from discontinued operations: Revenues:
  Rental income                                              $ 2,607     $ 2,937
  Other income                                                   318         244
  Casualty gain (Note H)                                          --          66
      Total revenues                                           2,925       3,247

Expenses:
  Operating                                                    1,302       1,211
  General and administrative                                     207         179
  Depreciation                                                   574         648
  Interest                                                       620         766
  Property taxes                                                  97         115
  Loss on early extinguishment of debt (Notes D and E)           346          --

      Total expenses                                           3,146       2,919

(Loss) income from discontinued operations                      (221)        328
Gain from sale of discontinued operations (Note D)            13,852          --

Net income (Note F)                                          $13,631     $   328

Net income allocated to general partner (1%)                 $   136     $     3

Net income allocated to limited partners (99%)                13,495         325
                                                             $13,631     $   328
Per limited partnership unit:
  (Loss) income from discontinued operations                 $(10.96)    $ 16.27
  Gain from sale of discontinued operations                   686.55          --
  Net income                                                 $675.59     $ 16.27

Distributions per limited partnership unit                   $208.81     $ 25.98

         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

   CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY)CAPITAL/NET
                              ASSETS IN LIQUIDATION
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            20,000        $ 1       $20,000    $20,001

Partners' deficit
   at December 31, 2001                   19,975      $ (295)     $(5,968)   $(6,263)

Distributions to partners                     --           (8)       (519)      (527)

Net income for the year ended
   December 31, 2002                          --            3         325        328

Partners' deficit at
   December 31, 2002                      19,975         (300)     (6,162)    (6,462)

Distributions to partners                     --          (59)     (4,171)    (4,230)

Net income for the year
   ended December 31, 2003                    --          136      13,495     13,631

Partners' (deficiency) capital
   at December 31, 2003                   19,975      $ (223)    $  3,162   $  2,939
Adjustment to liquidation basis
 (Notes A and C)                                                                 (61)
Net assets in liquidation at
 December 31, 2003                                                          $  2,878


         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                     Years Ended
                                                                    December 31,
                                                                   2003          2002
Cash flows from operating activities:
  Net income                                                     $13,631      $   328
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                     (13,852)          --
   Loss on early extinguishment of debt                              346           --
   Casualty gain                                                      --          (66)
   Depreciation                                                      574          648
   Amortization of loan costs and discounts                           38           30
  Change in accounts:
      Receivables and deposits                                      (231)           8
      Other assets                                                    27            2
      Due from affiliates                                            175         (123)
      Accounts payable                                               (13)         (31)
      Tenant security deposit liabilities                            (27)          18
      Accrued property taxes                                          (5)          51
      Other liabilities                                             (167)          91

       Net cash provided by operating activities                     496          956

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                9,244           --
  Insurance proceeds received                                         --           72
  Property improvements and replacements                            (211)        (286)
  Net withdrawals from restricted escrows                             99            1

       Net cash provided by (used in) investing activities         9,132         (213)

Cash flows from financing activities:
  Repayment of mortgage notes payable                             (7,804)          --
  Loan costs paid                                                   (130)          --
  Prepayment penalty                                                  (5)          --
  Proceeds from mortgage note payable                              4,810           --
  Payments on mortgage notes payable                                (253)        (223)
  Distributions to partners                                       (4,230)        (527)

       Net cash used in financing activities                      (7,612)        (750)

Net increase (decrease) in cash and cash equivalents               2,016           (7)
Cash and cash equivalents at beginning of year                       264          271

Cash and cash equivalents at end of year                         $ 2,280      $   264

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   640      $   737
  Supplemental disclosure of non-cash activity:
   Extinguishment of debt and other liabilities upon sale
     Of Village Green Apartments                                 $ 6,544      $    --

         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2003

Note A - Basis of Presentation

As of December 31, 2003, Angeles Partners IX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sales of its two remaining investment properties (as discussed in "Note D - Disposition of Investment Properties").

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2003, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the consolidated financial statements.

The General Partner estimates that the liquidation process will be completed by June 30, 2004. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners IX is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"). ARC was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. The Partnership sold its two remaining properties during the year ended December 31, 2003 (as discussed in "Note D - Disposition of Investment Properties").

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $2,256,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Loan Costs: Loan costs were being amortized using a straight-line method over the life of the related loans. Amortization expense for the years ended December 31, 2003 and 2002 was approximately $31,000 and $23,000, respectively and is included in interest expense.

Investment Properties: Investment properties consisted of two apartment complexes and were stated at cost. Acquisition fees were capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year were capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Leases: The Partnership generally leased apartment units for twelve-month terms or less. The Partnership recognized income as earned on its leases. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy was to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease were amortized over the life of the lease.

Advertising Costs: Advertising costs of approximately $41,000 and $38,000 for the years ended December 31, 2003 and 2002, respectively, were charged to expense as incurred and are included in operating expenses on the accompanying consolidated statements of operations.

Recent Accounting Pronouncements: Effective January 1, 2002, the Partnership adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which established standards for the way that business enterprises report information about long-lived assets that are either being held for sale or have already been disposed of by sale or other means. The standard requires that results of operations for a long-lived asset that is being held for sale or has already been disposed of be reported as discontinued operations on the statement of operations. As a result, the accompanying consolidated statements of operations as of January 1, 2002 have been restated to reflect the operations of Village Green Apartments and Forest River Apartments as (loss) income from discontinued operations, due to their sales during the year ended December 31, 2003.

Note C - Adjustment to Liquidation Basis of Accounting

At December 31, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $61,000, which is included in the Consolidated Statements of Changes in Partners' (Deficiency)Capital/Net Assets In Liquidation. The adjustments are summarized as follows:

                                                                   Decrease in
                                                                   Net Assets
                                                                 (in thousands)
 Adjustment of other assets and liabilities, net                     $ (61)

Note D - Disposition of Investment Properties

On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party for a gross sale price of approximately, $9,750,000. The net proceeds realized by the Partnership were approximately $2,963,000 after payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,421,000 and the assumption of prorations by the purchaser. The Partnership realized a gain of approximately $8,111,000 as a result of the sale, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $205,000 for the year ended December 31, 2003 as a result of the write-off of unamortized loan costs.

On December 29, 2003, the Partnership sold Forest River Apartments to an unrelated third party for a gross sale price of approximately, $6,450,000. The net proceeds realized by the Partnership were approximately $6,281,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $4,741,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,085,000 as a result of the sale, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statements of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $128,000 for the year ended December 31, 2003 as a result of the write-off of unamortized loan costs and a prepayment penalty.

Note E - Refinancing of Mortgage Notes Payable

On May 22, 2003, the Partnership refinanced the mortgages encumbering Forest River Apartments. The refinancing replaced the existing mortgages of approximately $3,063,000 with a new mortgage in the amount of $4,810,000. Total capitalized loan costs were approximately $130,000 during the year ended December 31, 2003. The Partnership recognized a loss on the early extinguishment of debt of approximately $13,000 during the year ended December 31, 2003, due to the write-off of unamortized loan costs and debt discounts.

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

As of June 1, 2003 the loan on Forest River Apartments was assumed by a different lender. The credit facility ("Permanent Credit Facility") with the new lender has a maturity of five years with an option for the Partnership to elect one five-year extension. This Permanent Credit Facility creates separate loans for each property refinanced thereunder, which loans are not cross-collateralized or cross-defaulted with each other. Each note under this Permanent Credit Facility begins as a variable rate loan, and provides the option, after three years, of converting to a fixed rate loan. The interest rate on the variable rate loans was the Fannie Mae discounted mortgage-backed security index plus 85 basis points and reset monthly. Each loan automatically renewed at the end of each month. In addition, monthly principal payments were required based on a 30-year amortization schedule, using the interest rate in effect during the first month that the property was financed by the Permanent Credit Facility.

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands):

                                          2003          2002

Net income as reported                  $13,631       $   328
Add (deduct):
     Depreciation differences               219           132
     Unearned income                        (97)           28
     Discounts on mortgage notes              2            --
     Gain on sale of investment
       properties                        (2,537)           --
     Other                                  205          (224)

Federal taxable income                  $11,423       $   264

Federal taxable income per
     limited partnership unit           $544.28       $ 13.10

The  following  is  a   reconciliation   at  December  31,  2003,   between  the
Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets in liquidation as reported      $ 2,878
Land and buildings                               5
Syndication and distribution costs           2,036
Other                                         (424)
Net assets - Federal tax basis             $ 4,495

Note G - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the years ended December 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $168,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $122,000 and $111,000 for the years ended December 31, 2003 and 2002, respectively. These amounts are included in general and administrative expenses.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. It is expected that the limited partners will not receive their preferred return when the Partnership terminates during 2004. As a result, the General Partner will be required to return these amounts to the Partnership and these amounts are included in due from affiliates and gain from sale of discontinued operations.

For services provided in connection with the refinancing of Forest River Apartments, the General Partner was paid a commission of approximately $48,000 during the year ended December 31, 2003. These costs were capitalized and are included in loss on early extinguishment of debt due to the property's sale during the year ended December 31, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the years ended December 31, 2003 and 2002 approximately $7,000 and $26,000, respectively, was owed to the General Partner and is included in general and administrative expenses. During 2003, the Partnership paid approximately $26,000 to the General Partner for executive and administrative services. At December 31, 2003, approximately $7,000 was owed to the General Partner and is included in accounts payable.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $52,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 Units in the Partnership representing 67.59% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note H - Casualty Event

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Note J - Subsequent Event

Subsequent  to December  31, 2003,  the  Partnership  distributed  approximately
$1,088,000 (approximately $1,066,000 to the limited partners, or $53.37 per limited partnership unit) from proceeds from the December 2003 sale of Forest River Apartments.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         None.

Item 8A. Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III


Item 9.  Directors,   Executive  Officers,   Promoters  and  Control  Persons;
Compliance  with Section 16(a) of the Exchange Act

The Registrant has no officers or directors. The General Partner is Angeles Realty Corporation. The names and ages of, as well as the position and offices held by, the present officers and directors of the General Partner are set forth below. There are no family relationships between or among any officers or directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10. Executive Compensation

Neither the officers nor directors of the General Partner received any remuneration from the Registrant.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2003 no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

Entity                                  Number of Units      Percentage

AIMCO IPLP, L.P. (formerly known as
Insignia Properties L.P.)                      981              4.91%
  (an affiliate of AIMCO)
Broad River Properties, L.L.C.               2,529             12.66%
  (an affiliate of AIMCO)
AIMCO Properties, L.P.                       8,631             43.21%
  (an affiliate of AIMCO)
Cooper River Properties, L.L.C.              1,360              6.81%
  (an affiliate of AIMCO)

AIMCO IPLP, L.P., Broad River Properties, LLC and Cooper River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, CO 80237.

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

During the years ended December 31, 2003 and 2002, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $150,000 and $168,000 for the years ended December 31, 2003 and 2002, respectively, which are included in operating expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $122,000 and $111,000 for the years ended December 31, 2003 and 2002, respectively. These amounts are included in general and administrative expenses on the consolidated statements of operations included in "Item 7. Financial Statements".

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. It is expected that the limited partners will not receive their preferred return when the Partnership terminates during 2004. As a result, the General Partner will be required to return these amounts to the Partnership and these amounts are included in due from affiliates and gain from sale of discontinued operations on the consolidated financial statements included in "Item 7. Financial Statements".

For services provided in connection with the refinancing of Forest River Apartments, the General Partner was paid a commission of approximately $48,000 during the year ended December 31, 2003. These costs were capitalized and are included in loss on early extinguishment of debt on the consolidated financial statements included in "Item 7. Financial Statements" due to the property's sale during the year ended December 31, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the years ended December 31, 2003 and 2002 approximately $7,000 and $26,000 was owed to the General Partner and is included in general and administrative expenses. During 2003, the Partnership paid approximately $26,000, respectively, to the General Partner for executive and administrative services. At December 31, 2003, approximately $7,000 was owed to the General Partner and is included in accounts payable on the consolidated financial statements included in "Item 7. Financial Statements".

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $52,000 and $63,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 Units in the Partnership representing 67.59% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               See Exhibit Index attached.

         (b) Reports on Form 8-K filed during the quarter ended December 31, 2003:

               Current Report on Form 8-K dated December 29, 2003 and filed on January 8, 2004 disclosing the sale of Forest River Apartments to an unrelated third party.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees. The Partnership paid to Ernst & Young LLP audit fees of $41,000 and $39,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $14,000 and $17,000, respectively.

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



                                    ANGELES PARTNERS IX
                                    (A California Limited Partnership)


                                    By:   Angeles Realty Corporation
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                           Thomas M. Herzog
                                           Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Peter K. Kompaniez          Director                     Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Senior Vice President         Date: March 29, 2004
Martha L. Long                and Director


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      10.17 (a) Multifamily Note dated May 16, 2003 between Houston Pines, a California Limited Partnership and GMAC Commercial Mortgage Corporation.***

      10.17 (b) Guaranty dated May 16, 2003 by AIMCO Properties, L.P. for the benefit of GMAC Commercial Mortgage Corporation. ***

      10.17 (c) Completion/Repair and Security Agreement dated May 16, 2003 between Houston Pines, a California Limited Partnership and GMAC Commercial Mortgage Corporation. ***

      10.17 (d) Replacement Reserve and Security Agreement dated May 16, 2003 between Houston Pines, a California Limited Partnership and GMAC Commercial Mortgage Corporation. ***

                  ***(Incorporated by reference to Exhibits 10.18(a) through (d), respectively. Filed in Form 8-K dated May 22, 2003).

      10.18(a) Purchase and Sale Contract between Angeles Partners IX, as Seller, and Mullins Properties, LLC, as Purchaser, dated
                  May 15, 2003.*

      10.18(b) Assignment of Purchase and Sale Contract between Mullins Properties, LLC, as Assignor and Village Green, LLC as Assignee, dated May 15, 2003.*

      10.18(c) First Amendment to Purchase and Sale Contract between Angeles Partners IX, as Seller, and Village Green, LLC, as
                  Purchaser, dated May 30, 2003.*

      10.18(d) Reinstatement and Second Amendment to Purchase and Sale contract between Angeles Partners IX, as Seller, and Village Green, LLC, as Purchaser, dated August 6, 2003.*

      10.18(e) Third Amendment to Purchase and Sale Contract between Angeles Partners IX, as Seller, and Village Green, LLC, as
                  Purchaser, dated October 30, 2003.*

                  *(Incorporated by reference to Exhibit 10.18(a) through (e), respectively. Filed in Form 10-QSB for the nine months ended September 30, 2003).

      10.19(a) Purchase and Sale Contract between Houston Pines, as Seller, and American Opportunity for Housing-Forest River, LLC, as Purchaser, dated June 18, 2003.**

      10.19(b) Amendment to Purchase and Sale contract between Houston Pines, as Seller, and American Opportunity for Housing-Forest River, LLC, as Purchaser.**

      10.19(c) Second Amendment to Purchase and Sale contract between Houston Pines, as Seller, and American Opportunity for Housing-Forest River, LLC, as Purchaser.**

                  **(Incorporated by reference to Exhibits 10.19(a) through (c), respectively. Filed in Form 8-K dated December 29, 2003).

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

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1
                                  CERTIFICATION
I, Martha L. Long, certify that:

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

Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    executive
                                    officer of the Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Thomas M. Herzog, certify that:

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

Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President and Chief  Accounting
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners IX (the "Partnership"), for the year end December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.