Form 10QSB
period 2004-03-31
ANGELES PARTNERS IX
filed 2004-05-14
CIK 313499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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

                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                             ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                              $  1,120
   Receivables and deposits                                                    223
   Due from affiliates (Note C)                                                656
                                                                             1,999

Liabilities
   Accounts payable                                                              7
   Other liabilities                                                            76
   Estimated costs during the period of liquidation                             40
                                                                               123

      Net assets in liquidation                                           $  1,876


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)



                                                                 For the Three Months
                                                                           Ended
                                                                    March 31, 2004

Net assets in liquidation at beginning of period                      $ 2,878

Changes in net assets in liquidation attributed to:
 Decrease in cash and cash equivalents                                 (1,160)
 Decrease in receivables and deposits                                     (24)
 Decrease in accounts payable                                              20
 Decrease in other liabilities                                            141
 Decrease in estimated costs during the period of
  liquidation                                                              21
Net assets in liquidation at end of period                            $ 1,876


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                                  2003
                                                               (Restated)
Income from continuing operations                              $    --
Income from discontinued operations:
  Revenues:
   Rental income                                                    725
   Other income                                                      65
      Total revenues                                                790

  Expenses:
   Operating                                                        313
   General and administrative                                        63
   Depreciation                                                     159
   Interest                                                         193
   Property taxes                                                    37
      Total expenses                                                765
  Income from discontinued operations                                25

  Net income                                                    $    25

  Net income allocated to general partner (1%)                  $    --

  Net income allocated to limited partners (99%)                     25

                                                                $    25

  Net income per limited partnership unit                       $  1.25


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                 March 31,
                                                                   2003
Cash flows from operating activities:
  Net income                                                      $   25
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      159
   Amortization of loan costs and discounts                           11
  Change in accounts:
      Receivables and deposits                                         3
      Due from affiliates                                            175
      Accounts payable                                                16
      Tenant security deposit liabilities                              4
      Accrued property taxes                                         (16)
      Other liabilities                                               (3)

       Net cash provided by operating activities                     374

Cash flows used in investing activities:
  Property improvements and replacements                             (51)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (58)

Net increase in cash and cash equivalents                            265

Cash and cash equivalents at beginning of period                     264

Cash and cash equivalents at end of period                        $  529

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  182


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

As of December 31, 2003, Angeles Partners IX (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the sales of its two remaining investment properties (as discussed in "Note B - Disposition of Investment Properties").

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2003, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's best estimates as of the date of the consolidated financial statements.

The general partner of the partnership, Angeles Realty Corporation (the "General Partner" or "ARC") a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in "Note D - Legal Proceedings", is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Disposition of Investment Properties

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the three months ended March 31, 2003, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $38,000 for the three months ended March 31, 2003 which is included in operating expenses.

Affiliates of the General Partner were eligible to receive reimbursement of accountable administrative expenses amounting to approximately $14,000 and $27,000 for the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004, approximately $36,000 in unpaid reimbursements were owed to affiliates of the General Partner and is included in other liabilities.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees, which are included in due from affiliates at March 31, 2004. The limited partners will not receive their preferred return when the Partnership terminates. As a result, the General Partner returned these amounts to the Partnership subsequent to March 31, 2004.

Pursuant to the Partnership Agreement, the General Partner was entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". At March 31, 2004, approximately $7,000 earned during the year ended December 31, 2003 is owed to the General Partner and is included in accounts payable.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2003, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for insurance coverage and fees associated with policy claims administration.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

Note E - Subsequent Event

Subsequent  to  March  31,  2004,  the  Partnership  distributed   approximately
$1,765,000 (approximately $1,747,000 to the limited partners, or $87.46 per limited partnership unit) from proceeds from the November 2003 sale of Village Green Apartments, the December 2003 sale of Forest River Apartments, and sale commissions previously paid (as discussed in "Note C - Transactions with Affiliated Parties") which were returned to the Partnership.

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

Results from Operations

As of December 31, 2003, the Partnership adopted the liquidation basis of accounting, due to the sales of its two remaining investment properties.

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

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2003, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the best estimates of the General Partner as of the date of the consolidated financial statements.

During the three months ended March 31, 2004, net assets in liquidation decreased by approximately $1,002,000. The decrease in net assets in liquidation is primarily due to a decrease in cash and cash equivalents, partially offset by a decrease in other liabilities. The decrease in cash and cash equivalents is primarily the result of a distribution of approximately $1,088,000 made to the partners from proceeds from the sale of Forest River Apartments (as discussed below). The decrease in other liabilities is primarily due to a decrease in the estimate established for liabilities related to the sales of Village Green Apartments and Forest River Apartments (as discussed above).

The statement of net assets in liquidation as of March 31, 2004 includes approximately $40,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in "Item 1. Financial Statements - Note D - Legal Proceedings" to the consolidated financial statements, is based on the General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                            Three Months       Per        Three Months       Per
                                Ended        Limited         Ended         Limited
                              March 31,    Partnership     March 31,     Partnership
                                2004           Unit           2003           Unit
Sale proceeds (1)               $1,077       $ 53.37         $   --          $    --
Other (2)                           11            --             --               --
Total                           $1,088       $ 53.37         $   --          $    --

(1)   From the sale of Forest River Apartments in December 2003.

(2)   Distribution to the General Partner of the majority-owned sub-tier limited
      partnership   in   connection   with  the   transfer  of  funds  from  the
      majority-owned sub-tier limited Partnership to the Partnership.

Subsequent  to  March  31,  2004,  the  Partnership  distributed   approximately
$1,765,000 (approximately $1,747,000 to the limited partners, or $87.46 per limited partnership unit) from proceeds from the November 2003 sale of Village Green Apartments, the December 2003 sale of Forest River Apartments, and sale commissions previously paid (as discussed in "Item 1. Financial Statements - Note C - Transactions with Affiliated Parties") which were returned to the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  Exhibit 3.1 Amended Certification and Agreement of the Limited Partnership filed in Form S-11 dated December 24, 1984 incorporated herein by reference.

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


            b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                 Date:   May 13, 2004

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

Date: May 13, 2004

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

Date: May 13, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice  President  and Chief  Financial
                                    Officer  of  Angeles   Realty   Corporation,
                                    equivalent of the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.