Form 10QSB
period 2004-06-30
ANGELES PARTNERS IX
filed 2004-08-13
CIK 313499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___


                         PART I - FINANCIAL INFORMATION



ITEM 1.     FINANCIAL STATEMENTS



                             ANGELES PARTNERS IX
             CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                              $    202

Liabilities
   Other liabilities                                                            47
   Estimated costs during the period of liquidation                             32
                                                                                79

      Net assets in liquidation                                           $    123


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)



                                                                  For the Six Months
                                                                        Ended
                                                                    June 30, 2004

Net assets in liquidation at beginning of period                      $ 2,878

Changes in net assets in liquidation attributed to:
 Decrease in cash and cash equivalents                                 (2,078)
 Decrease in receivables and deposits                                    (247)
 Decrease in due from affiliates                                         (656)
 Decrease in accounts payable                                              27
 Decrease in other liabilities                                            170
 Decrease in estimated costs during the period of
  liquidation                                                              29
Net assets in liquidation at end of period                            $   123

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                     Three Months Ended    Six Months Ended
                                                          June 30,             June 30,
                                                            2003                 2003
                                                         (Restated)           (Restated)

Income from continuing operations                       $    --               $    --
Income from discontinued operations:
  Revenues:
   Rental income                                             729                 1,454
   Other income                                               73                   138
      Total revenues                                         802                 1,592

  Expenses:
   Operating                                                 316                   629
   General and administrative                                 39                   102
   Depreciation                                              161                   320
   Interest                                                  207                   400
   Property taxes                                             32                    69
      Total expenses                                         755                 1,520
  Income from discontinued operations                         47                    72

  Net income                                             $    47               $    72

  Net income allocated to general partner (1%)           $    --               $     1

  Net income allocated to limited partners (99%)              47                    71

                                                         $    47               $    72

  Net income per limited partnership unit                $  2.35               $  3.55
  Distributions per limited partnership unit             $ 88.96               $ 88.96

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                             Six Months Ended
                                                                  June 30,
                                                                    2003
Cash flows from operating activities:
  Net income                                                      $   72
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      320
   Amortization of loan costs and discounts                           21
   Loss on early extinguishment of debt                               13
  Change in accounts:
      Receivables and deposits                                       (36)
      Other assets                                                   (60)
      Due from affiliates                                            175
      Accounts payable                                                 2
      Tenant security deposit liabilities                              4
      Accrued property taxes                                          16
      Other liabilities                                             (119)

       Net cash provided by operating activities                     408

Cash flows from investing activities:
  Property improvements and replacements                            (116)
  Net deposits to restricted escrows                                 (46)

       Net cash used in investing activities                        (162)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (112)
  Loan costs paid                                                   (130)
  Proceeds from mortgage note payable                              4,810
  Repayment of mortgage notes payable                             (3,063)
  Distributions to partners                                       (1,810)

       Net cash used in financing activities                        (305)

Net decrease in cash and cash equivalents                            (59)

Cash and cash equivalents at beginning of period                     264

Cash and cash equivalents at end of period                        $  205

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  376

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

The general partner of the partnership, Angeles Realty Corporation (the "General Partner" or "ARC"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in "Note D - Contingencies", is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The accompanying consolidated statements of operations for the three and six months ended June 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Village Green Apartments and Forest River Apartments, which sold during 2003, as income from discontinued operations, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

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

During the six months ended June 30, 2003, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $77,000 for the six months ended June 30, 2003 which is included in operating expenses.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $14,000 and $50,000 for the six months ended June 30, 2004 and 2003, respectively.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. The limited partners will not receive their preferred return when the Partnership terminates. As a result, the General Partner returned these amounts to the Partnership during the six months ended June 30, 2004.

Pursuant to the Partnership Agreement, the General Partner was entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". Approximately $7,000 was earned during the six months ended June 30, 2003.

For services provided in connection with the refinancing of the mortgages encumbering Forest River Apartments, the General Partner was paid a commission of approximately $48,000 during the six months ended June 30, 2003.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

During the six months ended June 30, 2004, net assets in liquidation decreased by approximately $2,755,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents, due from affiliates, and receivables and deposits, partially offset by a decrease in other liabilities. The decreases in cash and cash equivalents and due from affiliates are primarily the result of distributions of approximately $2,858,000 made to the partners from proceeds from the sales of Forest River Apartments and Village Green Apartments and sale commissions previously paid which were returned to the Partnership (as discussed below). The decrease in receivables and deposits is primarily due to the recoupment of non-resident withholding previously paid on behalf of the limited partners. The decrease in other liabilities is primarily due to a decrease in the estimated liabilities established at the time of sale of Village Green Apartments and Forest River Apartments (as discussed above).

The statement of net assets in liquidation as of June 30, 2004 includes approximately $32,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2004. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in "Item 1. Financial Statements - Note D - Contingencies" to the consolidated financial statements, is based on the General Partner's best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):


                             Six Months        Per         Six Months        Per
                                Ended        Limited         Ended         Limited
                              June 30,     Partnership      June 30,     Partnership
                                2004           Unit           2003           Unit
Operations                      $   --       $    --         $  319          $ 15.82
Refinancing proceeds (1)            --            --          1,476            73.14
Sale proceeds (2)                2,842        140.83             --               --
Other (3)                           16            --             15               --
Total                           $2,858       $140.83         $1,810          $ 88.96

(1) From the refinancing of the mortgages encumbering Forest River Apartments in May 2003.

(2) From the sale of Forest River Apartments in December 2003, the sale of Village Green Apartments in November 2003, and sale commissions previously paid (as discussed in "Item 1. Financial Statements - Note C - Transactions with Affiliated Parties") which were returned to the Partnership.

(3)   Distribution to the General Partner of the majority-owned sub-tier limited
      partnership   in   connection   with  the   transfer  of  funds  from  the
      majority-owned sub-tier limited Partnership to the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

               See Exhibit Index.


            b) Reports on Form 8-K:

               None filed during the quarter ended June 30, 2004.

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



                                 ANGELES PARTNERS IX

                                 By:     Angeles Realty Corporation
                                         General Partner

                                 By:     /s/Martha L. Long
                                         Martha L. Long
                                         Senior Vice President


                                 By:    /s/Stephen B. Waters
                                        Stephen B. Waters
                                        Vice President

                                 Date:   August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Stephen B. Waters, certify that:


1.    I have reviewed this quarterly  report on Form 10-QSB of Angeles  Partners
      IX;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004

                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation, equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha
L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.