Form 10QSB
period 2004-09-30
ANGELES PARTNERS IX
filed 2004-11-15
CIK 313499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                                 (in thousands)

                               September 30, 2004



Assets
   Cash and cash equivalents                                              $    197

Liabilities
   Other liabilities                                                            54
   Estimated costs during the period of liquidation                             44
                                                                                98

      Net assets in liquidation                                           $     99

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (in thousands)



                                                                 For The Nine Months
                                                                           Ended
                                                                  September 30, 2004

Net assets in liquidation at beginning of period                      $ 2,878

Changes in net assets in liquidation attributed to:
 Decrease in cash and cash equivalents                                 (2,083)
 Decrease in receivables and deposits                                    (247)
 Decrease in due from affiliates                                         (656)
 Decrease in accounts payable                                              27
 Decrease in other liabilities                                            163
 Decrease in estimated costs during the period of
  liquidation                                                              17
Net assets in liquidation at end of period                            $    99


         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                     Three Months Ended   Nine Months Ended
                                                        September 30,       September 30,
                                                            2003                 2003
                                                         (Restated)           (Restated)

Income from continuing operations                       $    --               $    --
Income from discontinued operations:
  Revenues:
   Rental income                                             698                 2,152
   Other income                                               99                   237
      Total revenues                                         797                 2,389

  Expenses:
   Operating                                                 342                   971
   General and administrative                                 39                   141
   Depreciation                                              154                   474
   Interest                                                  160                   560
   Property taxes                                             31                   100
      Total expenses                                         726                 2,246
  Income from discontinued operations                         71                   143

  Net income                                             $    71               $   143

  Net income allocated to general partner (1%)           $     1               $     1

  Net income allocated to limited partners (99%)              70                   142

                                                         $    71               $   143

  Net income per limited partnership unit                $  3.50               $  7.11
  Distributions per limited partnership unit             $  8.16               $ 97.12

         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                               Nine Months Ended
                                                                 September 30,
                                                                    2003
Cash flows from operating activities:
  Net income                                                      $  143
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation                                                      474
   Amortization of loan costs and discounts                           30
   Loss on early extinguishment of debt                               13
  Change in accounts:
      Receivables and deposits                                       (52)
      Other assets                                                   (58)
      Due from affiliates                                            175
      Accounts payable                                               (31)
      Tenant security deposit liabilities                              7
      Accrued property taxes                                          47
      Other liabilities                                              (68)

       Net cash provided by operating activities                     680

Cash flows from investing activities:
  Property improvements and replacements                            (172)
  Net deposits to restricted escrows                                 (46)

       Net cash used in investing activities                        (218)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (184)
  Loan costs paid                                                   (130)
  Proceeds from mortgage note payable                              4,810
  Repayment of mortgage notes payable                             (3,063)
  Distributions to partners                                       (1,976)

       Net cash used in financing activities                        (543)

Net decrease in cash and cash equivalents                            (81)

Cash and cash equivalents at beginning of period                     264

Cash and cash equivalents at end of period                        $  183

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $  566

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

The general partner of the partnership, Angeles Realty Corporation (the "General Partner" or "ARC"), a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by June 30, 2005. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in "Note D - Contingencies", is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond June 30, 2005, the projected date of liquidation

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 have been restated as of January 1, 2003 to reflect the operations of Village Green Apartments and Forest River Apartments, which sold during 2003, as income from discontinued operations, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Note B - Disposition of Investment Properties

On November 10, 2003, the Partnership sold Village Green Apartments to a third party for a gross sale price of approximately $9,750,000. The net proceeds realized by the Partnership were approximately $2,963,000 after payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,421,000 and the assumption of prorations by the purchaser.

On December 29, 2003, the Partnership sold Forest River Apartments to a third party for a gross sale price of approximately $6,450,000. The net proceeds realized by the Partnership were approximately $6,281,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $4,741,000 to repay the mortgage encumbering the property.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the nine months ended September 30, 2003, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $116,000 for the nine months ended September 30, 2003 which is included in operating expenses.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $14,000 and $75,000 for the nine months ended September 30, 2004 and 2003, respectively.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or approximately $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. The limited partners will not receive their preferred return when the Partnership terminates. As a result, the General Partner returned these amounts to the Partnership during the nine months ended September 30, 2004.

Pursuant to the Partnership Agreement, the General Partner was entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". Approximately $14,000 was earned during the nine months ended September 30, 2003.

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

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004, the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

On November 10, 2003, the Partnership sold Village Green Apartments to a third party for a gross sale price of approximately $9,750,000. The net proceeds realized by the Partnership were approximately $2,963,000 after payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,421,000 and the assumption of prorations by the purchaser.

On December 29, 2003, the Partnership sold Forest River Apartments to a third party for a gross sale price of approximately $6,450,000. The net proceeds realized by the Partnership were approximately $6,281,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $4,741,000 to repay the mortgage encumbering the property.

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

During the nine months ended September 30, 2004, net assets in liquidation decreased by approximately $2,779,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents, due from affiliates, and receivables and deposits, partially offset by a decrease in other liabilities. The decreases in cash and cash equivalents and due from affiliates are primarily the result of distributions of approximately $2,858,000 made to the partners from proceeds from the sales of Forest River Apartments and Village Green Apartments and sale commissions previously paid which were returned to the Partnership (as discussed below). The decrease in receivables and deposits is primarily due to the recoupment of non-resident withholding previously paid on behalf of the limited partners. The decrease in other liabilities is primarily due to a decrease in the estimated liabilities established at the time of sale of Village Green Apartments and Forest River Apartments (as discussed above).

The statement of net assets in liquidation as of September 30, 2004 includes approximately $44,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by June 30, 2005. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in "Item 1. Financial Statements - Note D - Contingencies" to the consolidated financial statements, is based on the General Partner's best estimates, the liquidation period may be shorter or extended beyond June 30, 2005 the projected date of liquidation.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                              Nine Months        Per        Nine Months        Per
                                 Ended         Limited         Ended         Limited
                             September 30,   Partnership   September 30,   Partnership
                                 2004            Unit           2003           Unit
Operations                      $   --         $    --         $  484          $ 23.98
Refinancing proceeds (1)            --              --          1,476            73.14
Sale proceeds (2)                2,842          140.83             --               --
Other (3)                           16              --             16               --
Total                           $2,858         $140.83         $1,976          $ 97.12

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of thePartnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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

                                 Date:   November 15, 2004

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

Date: November 15, 2004
                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    executive officer of the Partnership

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

Date: November 15, 2004

                                    /s/ Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation, equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Angeles Partners IX (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 15, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 15, 2004

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.