Form 10KSB
period 2004-12-31
ANGELES PARTNERS IX
filed 2005-03-18
CIK 313499

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  N/A

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's primary business is to operate and hold real estate properties for investment. Funds obtained during the public offering were invested in seven existing apartment properties. The Partnership sold five investment properties prior to 2003. During 2003 the Partnership sold its two remaining investment properties, Village Green Apartments and Forest River Apartments, on November 10, 2003 and December 29, 2003, respectively.

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

As of December 31, 2003, the Partnership adopted the liquidation basis of accounting, due to the sale of its two remaining investment properties during 2003. The Partnership estimates liquidation will be completed by December 31, 2005.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, sold 20,000 Limited Partnership Units (the "Units") during its offering period through September 12, 1979, including 100 Units purchased by the General Partner. The Partnership currently has 679 Limited Partners of record owning an aggregate of 19,975 Units. Affiliates of the General Partner owned 13,501 Units or approximately 67.59% at December 31, 2004. No public trading market has developed for the Units and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):


                                               Per                           Per
                             Year Ended      Limited       Year Ended      Limited
                            December 31,   Partnership    December 31,   Partnership
                                2004           Unit           2003           Unit
Operations                      $   --       $    --         $  484          $ 23.98
Sale proceeds (1)                2,842        140.83          2,254           111.69
Refinancing proceeds (2)            --            --          1,476            73.14
Other (3)                           16            --             16               --
Total                           $2,858       $140.83         $4,230          $208.81

(1) From the sale of Forest River Apartments in December 2003, the sale of Village Green Apartments in November 2003, and sale commissions previously paid (as discussed in "Item 7. Financial Statements - Note G - Transactions with Affiliated Parties") which were returned to the Partnership.
(2) From the refinancing of the mortgages encumbering Forest River Apartments in May 2003.
(3) Distribution to the General Partner of the majority-owned sub-tier limited partnership in connection with the transfer of funds from the majority-owned sub-tier limited Partnership to the Partnership.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 Units in the Partnership representing 67.59% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

The Partnership recognized an additional gain of approximately $656,000 as a result of the required return of commissions paid to the General Partner in connection with the sales of Rosemont Crossing Apartments, Panorama Terrace Apartments, and The Pines of Northwest Crossing Apartments prior to 2003.

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

During the year ended December 31, 2004, net assets in liquidation decreased by approximately $2,795,000. The decrease in net assets in liquidation is primarily due to decreases in cash and cash equivalents, due from affiliates, and receivables and deposits, partially offset by a decrease in other liabilities. The decreases in cash and cash equivalents and due from affiliates are primarily the result of distributions of approximately $2,858,000 made to the partners from proceeds from the sales of Forest River Apartments and Village Green Apartments and sale commissions previously paid which were returned to the Partnership (as discussed below). The decrease in receivables and deposits is primarily due to the receipt of reserves related to the sale of Forest River Apartments. The decrease in other liabilities is primarily due to a decrease in the estimated liabilities established at the time of sale of Village Green Apartments and Forest River Apartments (as discussed above).

Included in the statement of net assets in liquidation as of December 31, 2004 is approximately $40,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2005. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in "Item 7. Financial Statements - Note H - Contingencies" to the consolidated financial statements, is based on the General Partner's best estimates, the liquidation period may be shorter than projected or extended beyond December 31, 2005, the projected date of liquidation.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                               Per                           Per
                             Year Ended      Limited       Year Ended      Limited
                            December 31,   Partnership    December 31,   Partnership
                                2004           Unit           2003           Unit
Operations                      $   --       $    --         $  484          $ 23.98
Sale proceeds (1)                2,842        140.83          2,254           111.69
Refinancing proceeds (2)            --            --          1,476            73.14
Other (3)                           16            --             16               --
Total                           $2,858       $140.83         $4,230          $208.81

(1) From the sale of Forest River Apartments in December 2003, the sale of Village Green Apartments in November 2003, and sale commissions previously paid (as discussed in "Item 7. Financial Statements - Note G - Transactions with Affiliated Parties") which were returned to the Partnership.
(2) From the refinancing of the mortgages encumbering Forest River Apartments in May 2003.
(3) Distribution to the General Partner of the majority-owned sub-tier limited partnership in connection with the transfer of funds from the majority-owned sub-tier limited Partnership to the Partnership.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.  Financial Statements


ANGELES PARTNERS IX

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Statement of Net Assets in Liquidation - December 31, 2004

      Consolidated Statement of Changes in Net Assets in Liquidation - Year ended December 31, 2004

      Consolidated Statement of Operations - Year ended December 31, 2003

      Consolidated Statement of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Year ended December 31, 2003

      Consolidated Statement of Cash Flows - Year ended December 31, 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm


The Partners
Angeles Partners IX


We have audited the accompanying consolidated statement of net assets in liquidation of Angeles Partners IX as of December 31, 2004, and the related consolidated statement of changes in net assets in liquidation for the year then ended. In addition, we have audited the consolidated statement of operations, changes in partners' (deficiency)capital/ net assets in liquidation, and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2003. As a result, the Partnership changed its basis of accounting as of December 31, 2003 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Angeles
Partners IX at December 31, 2004, the consolidated changes in net assets in liquidation for the year ended December 31, 2004 and the consolidated results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                         /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                               ANGELES PARTNERS IX

             CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                                 (in thousands)

                                December 31, 2004


Assets
   Cash and cash equivalents                                                 $ 182

Liabilities
   Other liabilities                                                              59
   Estimated costs during the period of liquidation (Note A)                      40
                                                                                  99

Net assets in liquidation                                                     $ 83



         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
        CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)



                                                                      Year Ended
                                                                  December 31, 2004

Net assets in liquidation at beginning of period                      $ 2,878

Changes in net assets in liquidation attributed to:
 Decrease in cash and cash equivalents                                 (2,098)
 Decrease in receivables and deposits                                    (247)
 Decrease in due from affiliates                                         (656)
 Decrease in accounts payable                                              27
 Decrease in other liabilities                                            158
 Decrease in estimated costs during the period of
  liquidation                                                              21
Net assets in liquidation at end of period                            $    83

         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per unit data)




                                                            Year Ended
                                                            December 31,
                                                                2003

Income from continuing operations                              $    --
Loss from discontinued operations:
Revenues:
  Rental income                                                $ 2,607
  Other income                                                     318
      Total revenues                                             2,925

Expenses:
  Operating                                                      1,302
  General and administrative                                       207
  Depreciation                                                     574
  Interest                                                         620
  Property taxes                                                    97
  Loss on early extinguishment of debt (Notes D and E)             346

      Total expenses                                             3,146

Loss from discontinued operations                                 (221)
Gain from sale of discontinued operations (Note D)              13,852

Net income (Note F)                                            $13,631

Net income allocated to general partner (1%)                   $   136

Net income allocated to limited partners (99%)                  13,495
                                                               $13,631
Per limited partnership unit:
  Loss from discontinued operations                            $(10.96)
  Gain from sale of discontinued operations                     686.55
  Net income                                                   $675.59

Distributions per limited partnership unit                     $208.81

         See Accompanying Notes to Consolidated Financial Statements


                               ANGELES PARTNERS IX

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY)CAPITAL/NET ASSETS
                                 IN LIQUIDATION
                        (in thousands, except unit data)


                                         Limited
                                       Partnership    General     Limited
                                          Units       Partner    Partners     Total

Original capital contributions            20,000        $ 1       $20,000    $20,001

Partners' deficit at
   December 31, 2002                      19,975      $ (300)     $(6,162)   $(6,462)

Distributions to partners                     --          (59)     (4,171)    (4,230)

Net income for the year
   ended December 31, 2003                    --          136      13,495     13,631

Partners' (deficiency) capital
   at December 31, 2003                   19,975      $ (223)    $  3,162      2,939
Adjustment to liquidation basis
 (Notes A and C)                                                                 (61)
Net assets in liquidation at
 December 31, 2003                                                          $  2,878


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                                Year Ended
                                                               December 31,
                                                                  2003
Cash flows from operating activities:
  Net income                                                     $13,631
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Gain from sale of discontinued operations                     (13,852)
   Loss on early extinguishment of debt                              346
   Depreciation                                                      574
   Amortization of loan costs and discounts                           38
  Change in accounts:
      Receivables and deposits                                      (231)
      Other assets                                                    27
      Due from affiliates                                            175
      Accounts payable                                               (13)
      Tenant security deposit liabilities                            (27)
      Accrued property taxes                                          (5)
      Other liabilities                                             (167)

       Net cash provided by operating activities                     496

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                9,244
  Property improvements and replacements                            (211)
  Net withdrawals from restricted escrows                             99

       Net cash provided by investing activities                   9,132

Cash flows from financing activities:
  Repayment of mortgage notes payable                             (7,804)
  Loan costs paid                                                   (130)
  Prepayment penalty                                                  (5)
  Proceeds from mortgage note payable                              4,810
  Payments on mortgage notes payable                                (253)
  Distributions to partners                                       (4,230)

       Net cash used in financing activities                      (7,612)

Net increase in cash and cash equivalents                          2,016
Cash and cash equivalents at beginning of year                       264

Cash and cash equivalents at end of year                         $ 2,280

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   640
Supplemental disclosure of non-cash activity:
   Extinguishment of debt and other liabilities upon sale
     Of Village Green Apartments                                 $ 6,544


         See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS IX
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2004

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

The general partner of the Partnership, Angeles Realty Corporation, a California corporation (the "General Partner" or "ARC"), estimates that the liquidation process will be completed by December 31, 2005. Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in "Note H - Contingencies", is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

Note B - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners IX is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on September 12, 1979. The General Partner was wholly-owned by MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"). Effective February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. Thus, the General Partner is now a wholly-owned subsidiary of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date. The Partnership sold its two remaining properties during the year ended December 31, 2003 (as discussed in "Note D - Disposition of Investment Properties").

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $182,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs were being amortized using a straight-line method over the life of the related loans. Amortization expense for the year ended December 31, 2003 was approximately $31,000 and is included in interest expense.

Leases: The Partnership generally leased apartment units for twelve-month terms or less. The Partnership recognized income on a straight-line basis as earned on its leases. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. In addition, the General Partner's policy was to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease were amortized over the life of the lease.

Advertising Costs: Advertising costs of approximately $41,000 for the year ended December 31, 2003 were charged to expense as incurred and are included in operating expenses on the accompanying consolidated statement of operations.

Note C - Adjustment to Liquidation Basis of Accounting

At December 31, 2003, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. At December 31, 2003, the net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $61,000, which is included in the Consolidated Statement of Changes in Partners' (Deficiency)Capital/Net Assets In Liquidation. During 2004, an additional adjustment of approximately $89,000 was recognized to extend the costs of the liquidation through December 31, 2005.

Note D - Disposition of Investment Properties

On November 10, 2003, the Partnership sold Village Green Apartments to an unrelated third party for a gross sale price of approximately $9,750,000. The net proceeds realized by the Partnership were approximately $2,963,000 after payment of closing costs and the assumption of the mortgage encumbering the property of approximately $6,421,000 and the assumption of prorations by the purchaser. The Partnership realized a gain of approximately $8,111,000 as a result of the sale, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statement of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $205,000 for the year ended December 31, 2003 as a result of the write-off of unamortized loan costs.

On December 29, 2003, the Partnership sold Forest River Apartments to an unrelated third party for a gross sale price of approximately $6,450,000. The net proceeds realized by the Partnership were approximately $6,281,000 after payment of closing costs and a prepayment penalty. The Partnership used approximately $4,741,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $5,085,000 as a result of the sale, and this amount is included in gain from sale of discontinued operations on the accompanying consolidated statement of operations. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $128,000 for the year ended December 31, 2003 as a result of the write-off of unamortized loan costs and a prepayment penalty.

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

Note F - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners. The taxable income of the Partnership is approximately $526,000 ($26.07 per limited partnership unit) for the year ended December 31, 2004.

The following is a reconciliation of reported net income and Federal taxable income for the year ended December 31, 2003 (in thousands):


Net income as reported                  $13,631
Add (deduct):
     Depreciation differences               219
     Unearned income                        (97)
     Discounts on mortgage notes              2
     Gain on sale of investment
       Properties                        (2,537)
     Other                                  205

Federal taxable income                  $11,423

Federal taxable income per
     limited partnership unit           $544.28

The  following  is  a   reconciliation   at  December  31,  2004,   between  the
Partnership's reported amounts and Federal tax basis of net assets (in thousands):

Net assets in liquidation as reported      $    83
Syndication and distribution costs           2,036
Other                                           60
Net assets - Federal tax basis             $ 2,179

Note G - Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

During the year ended December 31, 2003, affiliates of the General Partner received 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $150,000 for the year ended December 31, 2003, which is included in operating expenses.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $14,000 and $122,000 for the years ended December 31, 2004 and 2003, respectively.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. The limited partners will not receive their preferred return when the Partnership terminates. As a result, the General Partner returned these amounts to the Partnership during the year ended December 31, 2004 and these amounts are included in gain from sale of discontinued operations for the year ended December 31, 2003.

For services provided in connection with the refinancing of Forest River Apartments, the General Partner was paid a commission of approximately $48,000 during the year ended December 31, 2003. These costs were capitalized and are included in loss on early extinguishment of debt due to the property's sale during the year ended December 31, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the year ended December 31, 2003 approximately $7,000 was owed to the General Partner and is included in general and administrative expenses. During 2004 and 2003, the Partnership paid approximately $7,000 and $26,000, respectively, to the General Partner for executive and administrative services.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2003, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note H - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8B.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, as of December 31, 2004 no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Units of the Registrant.

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

During the year ended December 31, 2003, affiliates of the General Partner received 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $150,000 for the year ended December 31, 2003, which is included in operating expenses on the consolidated statement of operations included in "Item 7. Financial Statements".

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $14,000 and $122,000 for the years ended December 31, 2004 and 2003, respectively.

In connection with the sales of Rosemont Crossing Apartments and Panorama Terrace Apartments during 2001, the General Partner earned commissions of 3% of the selling price, or approximately $154,000 and $217,000, respectively. In connection with the sale of The Pines of Northwest Crossing Apartments in July 2000, the General Partner earned a commission of 3% of the selling price or $285,000. These fees are subordinate to the limited partners receiving a preferred return, as specified in the Partnership Agreement. During the year ended December 31, 2001, the Partnership paid all of these fees. The limited partners will not receive their preferred return when the Partnership terminates. As a result, the General Partner returned these amounts to the Partnership during the year ended December 31, 2004 and these amounts are included in gain from sale of discontinued operations on the consolidated statement of operations included in "Item 7. Financial Statements" for the year ended December 31, 2003.

For services provided in connection with the refinancing of Forest River Apartments, the General Partner was paid a commission of approximately $48,000 during the year ended December 31, 2003. These costs were capitalized and are included in loss on early extinguishment of debt on the consolidated statement of operations included in "Item 7. Financial Statements" due to the property's sale during the year ended December 31, 2003.

Pursuant to the Partnership Agreement, the General Partner is entitled to a fee for executive and administrative management services equal to 5% of "net cash from operations". For the year ended December 31, 2003 approximately $7,000 was owed to the General Partner and is included in general and administrative expenses on the consolidated statement of operations included in "Item 7. Financial Statements". During 2004 and 2003, the Partnership paid approximately $7,000 and $26,000, respectively, to the General Partner for executive and administrative services.

The Partnership insured its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insured its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2003, the Partnership was charged by AIMCO and its affiliates approximately $52,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 13,501 limited partnership units (the "Units") in the Partnership representing 67.59% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 67.59% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13. Exhibits

See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP during the years ended December 31, 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $32,000 and $41,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's quarterly reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $16,000 and $14,000 for 2004 and 2003, respectively.

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



                                 ANGELES PARTNERS IX
                                 (A California Limited Partnership)


                                    By:   Angeles Realty Corporation
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Harry G. Alcock            Director and Executive     Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and               Date: March 18, 2005
Martha L. Long                Senior Vice President


/s/Stephen B. Waters          Vice President             Date: March 18, 2005
Stephen B. Waters

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

Date: March 18, 2005

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

Date: March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of Angeles Realty
                                    Corporation, equivalent of the chief
                                    financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Angeles Partners IX (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.